Form 10-Q
period 2015-06-30
EQT GP Holdings, LP
filed 2015-07-23
CIK 1632933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-37380

EQT GP Holdings, LP
(Exact name of registrant as specified in its charter)

DELAWARE	30-0855134
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip code)

(412) 553-5700 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒

As of June 30, 2015, there were 266,165,000 Common Units outstanding

EQT GP HOLDINGS, LP

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA – a supplemental non-GAAP financial measure defined by EQT Midstream Partners, LP (EQM) as EQM's net income plus interest expense, depreciation and amortization expense,  income tax expense (if applicable) and non-cash long-term compensation expense less equity income, other income, capital lease payments, Jupiter adjusted EBITDA prior to the Jupiter Acquisition and NWV Gathering adjusted EBITDA prior to the NWV Gathering Acquisition.

AFUDC (Allowance for Funds Used During Construction) – carrying costs for the construction of certain long-term regulated assets are capitalized and amortized over the related assets’ estimated useful lives. The capitalized amount for construction of regulated assets includes interest cost and a designated cost of equity for financing the construction of these regulated assets.

British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

distributable cash flow – a supplemental non-GAAP financial measure defined by EQM as adjusted EBITDA less interest expense, excluding capital lease interest and ongoing maintenance capital expenditures, net of expected reimbursements.

EQGP omnibus agreement – the agreement entered into among EQT GP Holdings, LP, its general partner and EQT Corporation (EQT) in connection with EQGP’s initial public offering pursuant to which (i) EQT agreed to provide EQGP with, and EQGP agreed to reimburse EQT for, certain general and administrative services, and (ii) EQT agreed to provide a license to use the name “EQT” and related marks in connection with EQGP’s business.

EQM omnibus agreement – the agreement, as amended, entered into among EQM, its general partner and EQT in connection with EQM's initial public offering pursuant to which EQT agreed to provide EQM with certain general and administrative services and a license to use the name “EQT” and related marks in connection with EQM’s business. The omnibus agreement also provides for certain indemnification and reimbursement obligations between EQM and EQT.

gas – all references to “gas” refer to natural gas.

throughput – the volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period.

Abbreviations

FASB – Financial Accounting Standards Board
FERC – Federal Energy Regulatory Commission
GAAP – United States Generally Accepted Accounting Principles
IPO – Initial Public Offering
IRS – Internal Revenue Service
SEC – Securities and Exchange Commission

Measurements

Btu = one British thermal unit
BBtu = billion British thermal units
Bcf   = billion cubic feet
Dth  =  million British thermal units
MMBtu = million British thermal units
Mcf = thousand cubic feet
MMcf  = million cubic feet
TBtu = trillion British thermal units
Tcfe = one trillion cubic feet equivalent

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

EQT GP HOLDINGS, LP
Statements of Consolidated Operations (Unaudited) (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands, except per unit amounts)
Operating revenues (2)	$144,613	$109,327	$299,424	$217,235
Operating expenses:
Operating and maintenance (3)	17,232	13,626	31,711	26,365
Selling, general and administrative (3)	14,765	12,865	30,418	25,420
Depreciation and amortization	12,258	10,436	24,185	20,433
Total operating expenses	44,255	36,927	86,314	72,218
Operating income	100,358	72,400	213,110	145,017
Equity income (4)	394	—	394	—
Other income	1,169	559	1,883	828
Interest expense (5)	11,640	6,629	23,097	12,284
Income before income taxes	90,281	66,330	192,290	133,561
Income tax expense	5,436	13,705	25,770	32,315
Net income	84,845	52,625	166,520	101,246
Net income attributable to noncontrolling interests	56,189	27,343	103,929	46,085
Net income attributable to EQT GP Holdings, LP	$28,656	$25,282	$62,591	$55,161

Calculation of limited partners' interest in net income:
Net income attributable to EQT GP Holdings, LP	$28,656	N/A	$62,591	N/A
Less: results attributable to the pre-IPO period	(8,303)	N/A	(42,238)	N/A
Limited partners' interest in net income	$20,353	N/A	$20,353	N/A

Net income per limited partner unit – basic and diluted	$0.08	N/A	$0.08	N/A
Weighted average number of common units outstanding - basic and diluted	266,167	N/A	266,167	N/A

Cash distributions declared per unit (6)	$0.04739	N/A	$0.04739	N/A

(1)
Financial statements for the six months ended June 30, 2015 and the three and six months ended June 30, 2014 have been retrospectively recast to reflect the inclusion of the Northern West Virginia Marcellus gathering system (NWV Gathering). See Note B.

(2)
Operating revenues included affiliate revenues from EQT Corporation and subsidiaries (collectively, EQT) of $107.7 million and $74.9 million for the three months ended June 30, 2015 and 2014, respectively, and $214.3 million and $147.2 million for the six months ended June 30, 2015 and 2014, respectively. See Note E.

(3)
Operating and maintenance expense included charges from EQT of $9.0 million and $7.6 million for the three months ended June 30, 2015 and 2014, respectively, and $16.6 million and $13.9 million for the six months ended June 30, 2015 and 2014, respectively.  Selling, general and administrative expense included charges from EQT of $12.9 million and $10.5 million for the three months ended June 30, 2015 and 2014, respectively, and $25.7 million and $20.4 million for the six months ended June 30, 2015 and 2014, respectively.  See Note E.

(4)	Equity income relates to EQM's interest in Mountain Valley Pipeline, LLC, which is a related party.

(5)
Interest expense included interest on a capital lease with an affiliate of $5.9 million and $5.4 million for the three months ended June 30, 2015 and 2014, respectively, and $11.8 million and $10.3 million for the six months ended June 30, 2015 and 2014, respectively.

(6)
Represents the cash distributions declared related to the period presented. The initial distribution has been pro-rated for the 47-day period from the date of the closing of EQGP’s IPO on May 15, 2015 to June 30, 2015. See Note I.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP
Statements of Consolidated Cash Flows (Unaudited) (1)

	Six Months Ended June 30,
	2015	2014
	(Thousands)
Cash flows from operating activities:
Net income	$166,520	$101,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,185	20,433
Deferred income taxes	(185,456)	(334,479)
Equity income	(394)	—
Other income	(1,883)	(828)
Non-cash long-term compensation expense	888	1,805
Changes in other assets and liabilities:
Accounts receivable	2,551	(3,643)
Accounts payable	4,639	3,514
Due to/from EQT affiliates	224,827	342,345
Other assets and liabilities	3,225	4,958
Net cash provided by operating activities	239,102	135,351
Cash flows from investing activities:
Capital expenditures	(208,890)	(131,669)
MVP Interest Acquisition	(45,885)	—
Acquisitions – net assets from EQT	(386,791)	(168,198)
Purchase of preferred interest in EQT Energy Supply, LLC	(124,317)	—
Net cash used in investing activities	(765,883)	(299,867)
Cash flows from financing activities:
Proceeds from the issuance of EQM common units, net of offering costs	696,582	902,451
Acquisitions – purchase price in excess of net assets from EQT	(486,392)	(952,802)
Proceeds from short-term loans	434,000	450,000
Payments of short-term loans	(122,000)	(122,020)
Distributions to noncontrolling interests	(52,672)	(25,673)
Capital contributions	213	45
Net distributions to EQT	(107,759)	(131,155)
Capital lease principal payments	(5,472)	(2,216)
Net cash provided by financing activities	356,500	118,630

Net change in cash and cash equivalents	(170,281)	(45,886)
Cash and cash equivalents at beginning of period	171,291	247,988
Cash and cash equivalents at end of period	$1,010	$202,102

Cash paid during the period for:
Interest paid	$25,442	$10,800
Non-cash activity during the period for:
Increase in capital lease asset/obligation	$8,235	$5,178
Elimination of net current and deferred taxes at IPO	(164,586)	—
Limited partner and general partner units issued for acquisitions	52,500	59,000
Net settlement of current income taxes payable with EQT	380,316	215,380

(1)	Financial statements for the six months ended June 30, 2015 and 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering. See Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP
Consolidated Balance Sheets (Unaudited) (1)

	June 30, 2015	December 31, 2014
ASSETS	(Thousands, except number of units)
Current assets:
Cash and cash equivalents	$1,010	$171,291
Accounts receivable (net of allowance for doubtful accounts of $211 as of June 30, 2015 and $260 as of December 31, 2014)	13,941	16,492
Accounts receivable – affiliate	61,511	55,068
Other current assets	1,283	1,710
Total current assets	77,745	244,561

Property, plant and equipment	2,007,248	1,821,803
Less: accumulated depreciation	(235,075)	(216,486)
Net property, plant and equipment	1,772,173	1,605,317

Deferred income taxes, net	—	258,744
Equity in nonconsolidated investments	46,279	—
Other assets	141,285	18,057
Total assets	$2,037,482	$2,126,679

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$40,537	$43,785
Due to related party	35,601	409,931
Short-term loans	312,000	—
Accrued interest	8,519	8,338
Accrued liabilities	6,036	9,055
Total current liabilities	402,693	471,109

Long-term debt	493,017	492,633
Lease obligation	148,831	143,828
Other long-term liabilities	6,017	7,111
Total liabilities	1,050,558	1,114,681

Equity and partners’ capital:
Common units (266,165,000 issued and outstanding at June 30, 2015)	(1,355,924)	—
Parent net investment	—	(775,342)
Total partners' capital	(1,355,924)	(775,342)
Noncontrolling interests	2,342,848	1,787,340
Total equity and partners’ capital	986,924	1,011,998
Total liabilities, equity and partners’ capital	$2,037,482	$2,126,679

(1)        Financial statements as of December 31, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering. See Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP
Statements of Consolidated Equity and Partners’ Capital (Unaudited) (1)

	Partners' Capital		Noncontrolling Interests in Consolidated Subsidiaries	Total Equity and Partners' Capital

	Parent Net Investment	Common Units
	(Thousands)
Balance at January 1, 2014	$283,793	$—	$828,667	$1,112,460
Net Income	55,161	—	46,085	101,246
Capital contribution	500	—	—	500
Equity-based compensation plans	1,967	—	—	1,967
Distributions to noncontrolling interests	—	—	(25,673)	(25,673)
Acquisitions from affiliates	(1,180,000)	—	—	(1,180,000)
Net contributions from EQT	84,225	—	—	84,225
EQM equity transactions (2)	59,000	—	902,451	961,451
Balance at June 30, 2014	$(695,354)	$—	$1,751,530	$1,056,176

Balance at January 1, 2015	$(775,342)	$—	$1,787,340	$1,011,998
Net income	42,238	20,353	103,929	166,520
Capital contribution	1,748	—	—	1,748
Equity-based compensation plans	247	118	549	914
Distributions to noncontrolling interests	—	—	(52,672)	(52,672)
Acquisitions from affiliates	(925,683)	—	—	(925,683)
EQM equity transactions (2)	52,500	—	696,582	749,082
Net distributions to EQT	272,557	—	—	272,557
Changes in ownership of EQM, net	119,926	—	(192,880)	(72,954)
Elimination of net current and deferred taxes upon IPO	(164,586)	—	—	(164,586)
Conversion of parent net investment to limited partner interest upon IPO	1,376,395	(1,376,395)	—	—
Balance at June 30, 2015	$—	$(1,355,924)	$2,342,848	$986,924

(1)	Financial statements for the six months ended June 30, 2015 and 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering. See Note B.

(2)	Includes the impact of EQM's public equity offerings and units issued in connection with acquisitions from EQT as described in Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP
Notes to Consolidated Financial Statements (Unaudited)
A.    Financial Statements

Organization

On May 15, 2015, EQT GP Holdings, LP (EQGP) completed its initial public offering (IPO). EQGP was formed in January 2015 as a Delaware limited partnership and wholly owned subsidiary of EQT Gathering Holdings, LLC (EQT Gathering Holdings), a Delaware limited liability company and wholly owned subsidiary of EQT Corporation (EQT). EQGP was formed to own EQT's partnership interests in EQT Midstream Partners, LP (EQM), a growth-oriented Delaware limited partnership formed by EQT to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQT Midstream Services, LLC (EQM General Partner) is a wholly owned subsidiary of EQGP and is EQM's general partner. EQT GP Services, LLC (EQGP General Partner) is a wholly owned subsidiary of EQT and is EQGP's general partner.

As of June 30, 2015, EQGP owned the following three types of EQM partnership interests: (i) 21,811,643 EQM common units, representing a 30.2% limited partner interest in EQM, (ii) 1,443,015 EQM general partner units, representing a 2.0% general partner interest in EQM, and (iii) all of EQM's incentive distribution rights (IDRs), which entitle EQGP to receive up to 48.0% of incremental cash distributed by EQM if certain target distribution levels are reached in any quarter.

For accounting purposes, the historical financial statements of EQGP for the time periods prior to the completion of the IPO (the Predecessor) include the assets, liabilities and results of operations of EQM General Partner and EQT Midstream Investments, LLC (EQM LP). Prior to the IPO, EQM General Partner and EQM LP were wholly owned subsidiaries of EQT and directly held EQT's partnership interests in EQM. Prior to the closing of the IPO, EQM LP merged with and into EQGP and EQT contributed 100% of the outstanding limited liability company interests in EQM General Partner to EQGP.

EQGP and EQM do not have any employees. Administrative support for EQGP is provided by EQT. Operational support for EQM is provided by EQT.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQGP as of June 30, 2015 and December 31, 2014, the results of its operations for the three and six months ended June 30, 2015 and 2014 and its cash flows and equity and partners' capital for the six months ended June 30, 2015 and 2014. Certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2014, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

EQGP has no independent operations and EQGP's only cash-generating assets consist of its partnership interests in EQM. EQGP’s financial statements differ from those of EQM primarily as a result of: (i) the presentation of noncontrolling interest ownership in EQM attributable to the publicly held limited partner interests in EQM, (ii) general and administrative expenses incurred by EQGP, which are separate from and in addition to those incurred by EQM, and (iii) incremental income tax expense as applicable to the period prior to the EQGP IPO (see Note F). Because EQM General Partner is a wholly owned subsidiary of EQGP and controls EQM through its general partner interest, EQM is consolidated by EQGP.

As discussed in Note B, EQGP's financial statements include the historical results of the Jupiter natural gas gathering system (Jupiter), which was acquired by EQM on May 7, 2014, and NWV Gathering, which was acquired by EQM on March 17, 2015. NWV Gathering and Jupiter were businesses and the NWV Gathering Acquisition and Jupiter Acquisition (defined in Note B) were transactions between entities under common control; therefore, EQM recorded the assets and liabilities of NWV Gathering and Jupiter at their carrying amounts to EQT on the date of the respective transactions. The difference between EQT’s net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in partners’ capital.  EQM recast its consolidated financial statements to retrospectively reflect the NWV Gathering Acquisition and Jupiter Acquisition as if the entities were owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if EQM had owned them during the periods reported.

Due to the seasonal nature of EQM’s utility customer contracts, the interim statements for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the EQGP Predecessor audited financial statements and footnotes thereto for the year ended December 31, 2014 included in EQGP's prospectus dated May 11, 2015 and filed with the SEC on May 12, 2015 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will replace most of the existing revenue recognition requirements in GAAP when it becomes effective. In July 2015, the FASB approved the deferral of the effective date of this ASU to annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. EQGP is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. The standard changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU will be effective for annual reporting periods beginning after December 15, 2015, including interim periods therein. EQGP is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU adds guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU will be effective for annual reporting periods beginning after December 15, 2015. EQGP is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. The ASU applies to master limited partnerships that receive net assets through a dropdown transaction. EQGP has adopted this standard which had no significant impact on reported results or disclosures.

B.    Acquisitions

NWV Gathering Acquisition

On March 10, 2015, EQM entered into a contribution and sale agreement (Contribution Agreement) pursuant to which, on March 17, 2015, EQT contributed NWV Gathering to EQM Gathering Opco, LLC (EQM Gathering), an indirect wholly owned subsidiary of EQM (the NWV Gathering Acquisition). EQM paid total consideration of approximately $925.7 million to EQT, consisting of approximately $873.2 million in cash, 511,973 EQM common units and 178,816 EQM general partner units. The cash portion of the purchase price was funded with the net proceeds from an equity offering of EQM common units and borrowings under EQM's credit facility.

On April 15, 2015, pursuant to the Contribution Agreement, EQM acquired a preferred interest in EQT Energy Supply, LLC, (the Preferred Interest), an indirect wholly owned subsidiary of EQT that generates revenue from services provided to a local distribution company, from EQT for approximately $124.3 million. EQM accounts for the Preferred Interest as a cost method investment and included it in other assets on the consolidated balance sheets. EQT Energy Supply, LLC has been determined to be a variable interest entity because it has insufficient equity to finance its activities. EQM is not the primary beneficiary because it does not have the power to direct the activities of EQT Energy Supply, LLC that most significantly impact its economic performance.

MVP Interest Acquisition

On March 30, 2015, EQM assumed 100% of the membership interests in MVP Holdco, LLC (MVP Holdco), an indirect wholly owned subsidiary of EQT that owns an approximately 55% interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture) for approximately $54.2 million (MVP Interest Acquisition), which represented EQM's reimbursement to EQT for 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP) project, an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia.  The MVP project is subject to FERC approval.  The voluntary pre-filing process with the FERC began in October 2014 and the pipeline is expected to be in-service during the fourth quarter of 2018. The MVP Joint Venture has been determined to be a variable interest entity because the MVP Joint Venture has insufficient equity to finance activities during the construction stage of the MVP. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. EQM accounted for the MVP Interest beginning on the date it was assumed from EQT as an equity method investment. On March 11, 2015, the MVP Joint Venture announced that WGL Holdings, Inc. and Vega Energy Partners, Ltd. had acquired 7% and 3% ownership interests, respectively, in the MVP Joint Venture. As a result, EQM was reimbursed $8.3 million of capital contributions.

Jupiter Acquisition

On April 30, 2014, EQM entered into a contribution agreement pursuant to which, on May 7, 2014, EQT contributed to EQM Gathering certain assets constituting the Jupiter natural gas gathering system (Jupiter Acquisition). The aggregate consideration paid by EQM to EQT in connection with the Jupiter Acquisition was approximately $1,180 million, consisting of a $1,121 million cash payment and issuance of 516,050 EQM common units and 262,828 EQM general partner units. The cash portion of the purchase price was funded with the net proceeds from an equity offering of EQM common units and borrowings under EQM’s credit facility.

C.     Equity and Partners' Capital

Holdings of EQGP Equity

On May 15, 2015, EQGP completed its IPO of 26,450,000 common units representing limited partner interests. All of the common units sold in the IPO were sold by EQT Gathering Holdings. EQGP did not receive any proceeds from, or incur any expenses in connection with, the completion of the IPO. As the selling unitholder, EQT Gathering Holdings received all proceeds from EQGP's IPO.

As of June 30, 2015, EQT indirectly held 239,715,000 EQGP common units, representing a 90.1% limited partner interest in EQGP, and the entire non-economic general partner interest in EQGP. As of June 30, 2015, the public held 26,450,000 EQGP common units, representing a 9.9% limited partner interest in EQGP.

Net Income Per Limited Partner Unit

For EQGP, net income per limited partner unit is calculated by dividing the limited partners' interest in net income by the weighted average number of common units outstanding. Net income attributable to periods prior to the closing of EQGP's IPO is attributable to subsidiaries of EQT and has been excluded from the limited partners' interest in net income. Net income per limited partner unit for the 47-day period beginning on the date EQGP's IPO closed through June 30, 2015 was calculated based on the number of units outstanding after the IPO.

Holdings of EQM Equity

As of June 30, 2015, EQGP and its affiliates held 21,811,643 EQM common units, representing a 30.2% limited partner interest, 1,443,015 EQM general partner units, representing the 2.0% general partner interest, and all of the IDRs in EQM. As of June 30, 2015, the public held 48,896,063 EQM common units, representing a 67.8% limited partner interest in EQM.

The following table summarizes EQM's common, subordinated and general partner units issued January 1, 2014 through June 30, 2015:

	EQM Limited Partner Units		EQM General Partner Units
	Common	Subordinated		Total
Balance at January 1, 2014	30,468,902	17,339,718	975,686	48,784,306
May 2014 equity offering	12,362,500	—	—	12,362,500
Jupiter Acquisition consideration (see Note B)	516,050	—	262,828	778,878
Balance at December 31, 2014	43,347,452	17,339,718	1,238,514	61,925,684
Conversion of subordinated units to common units	17,339,718	(17,339,718)	—	—
2014 EQM VDA issuance	21,063	—	430	21,493
March 2015 equity offering	9,487,500	—	25,255	9,512,755
NWV Gathering Acquisition consideration (see Note B)	511,973	—	178,816	690,789
Balance at June 30, 2015	70,707,706	—	1,443,015	72,150,721

In connection with EQM's IPO in 2012, EQM issued 17,339,718 subordinated units to EQM LP. The subordination period with respect to all 17,339,718 EQM subordinated units expired on February 17, 2015. As a result, all of the outstanding EQM subordinated units converted into EQM common units on a one-for-one basis on February 17, 2015.

In February 2015, EQM issued 21,063 common units under the 2014 EQM Value Driver Award (2014 EQM VDA). As a result, EQT purchased 430 EQM general partner units to maintain its 2.0% general partner interest in EQM.

On March 17, 2015, EQM completed an underwritten public offering of 8,250,000 common units. On March 18, 2015, the underwriters exercised their option to purchase 1,237,500 additional common units on the same terms as the offering. EQM received net proceeds of approximately $696.6 million after deducting the underwriters' discount and offering expenses which were used to finance a portion of the cash consideration paid to EQT in connection with the NWV Gathering Acquisition. As a result of the sale of the additional common units, EQT purchased 25,255 EQM general partner units for approximately $1.9 million to maintain its 2.0% general partner interest in EQM.

In connection with the March 17, 2015 underwritten public offering by EQM, EQGP recorded a $122.8 million gain to parent net investment, a decrease in non-controlling interest of EQM of $195.8 million and an increase to deferred tax liability of $73.0 million. This transaction was classified as non-cash and is not included on the consolidated statement of cash flows for the six months ended June 30, 2015.

D.    Financial Information by Business Segment

EQGP has no independent operations or material assets other than its partnership interests in EQM. As a result, the segment information presented below aligns with the presentation of EQM's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. EQM reports its operations in two segments, which reflect its lines of business. Transmission and storage includes EQM’s FERC-regulated interstate pipeline and storage business. Gathering includes EQM's high-pressure gathering lines and FERC-regulated low pressure gathering system. The operating segments are evaluated on their contribution to EQM’s operating income. All of EQM’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands)
Revenues from external customers (including affiliates):
Transmission and storage	$68,140	$59,125	$147,501	$118,442
Gathering	76,473	50,202	151,923	98,793
Total	$144,613	$109,327	$299,424	$217,235

Operating income:
Transmission and storage	$45,917	$41,982	$103,207	$84,019
Gathering	55,479	30,418	110,941	60,998
Headquarters	(1,038)	—	(1,038)	—
Total operating income	$100,358	$72,400	$213,110	$145,017

Reconciliation of operating income to net income:
Equity income	394	—	394	—
Other income	1,169	559	1,883	828
Interest expense	11,640	6,629	23,097	12,284
Income tax expense	5,436	13,705	25,770	32,315
Net income	$84,845	$52,625	$166,520	$101,246

	June 30, 2015	December 31, 2014
	(Thousands)
Segment assets:
Transmission and storage	$998,173	$928,864
Gathering	863,350	765,090
Total operating segments	$1,861,523	$1,693,954
Headquarters, including cash	175,959	432,725
Total assets	$2,037,482	$2,126,679

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands)
Depreciation and amortization:
Transmission and storage	$7,017	$6,322	$13,785	$12,481
Gathering	5,241	4,114	10,400	7,952
Total	$12,258	$10,436	$24,185	$20,433

Expenditures for segment assets:
Transmission and storage	$58,020	$25,080	$79,482	$39,081
Gathering	69,029	56,406	105,298	90,855
Total (1)	$127,049	$81,486	$184,780	$129,936

 (1)  EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid.  These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were $27.0 million and $14.4 million at June 30, 2015 and 2014, respectively. Additionally, EQM capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were less than $0.1 million and approximately $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and less than $0.1 million and approximately $0.2 million for the six months ended June 30, 2015 and 2014, respectively.

E.    Related-Party Transactions

In the ordinary course of business, EQGP and EQM have transactions with affiliated companies. EQM has various contracts with affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements.

EQGP and EQM have various agreements with EQT. EQGP and EQM each have an omnibus agreement with EQT pursuant to which EQT performs various services for them. These services include, as applicable, centralized corporate, general and administrative services, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes, and engineering. In exchange, EQGP and EQM reimburse EQT for the expenses incurred in providing these services. EQGP and EQM are required to reimburse EQT for the allocable portion of the premiums on any insurance policies covering EQGP or EQM assets. Effective January 1, 2015, EQM amended its omnibus agreement to provide for reimbursement by EQM of direct and indirect costs and expenses attributable to EQT's long-term incentive programs as these plans will be utilized to compensate and retain EQT employees who provide services to EQM.

Pursuant to an operation and management services agreement, EQT Gathering, LLC, a wholly owned subsidiary of EQT, provides EQM’s pipelines and storage facilities with certain operational and management services.  EQM reimburses EQT Gathering for such services pursuant to the terms of the EQM omnibus agreement. The expenses for which EQGP and EQM reimburse EQT and its subsidiaries may not necessarily reflect the actual expenses that EQGP or EQM would incur on a stand-alone basis and EQGP and EQM are unable to estimate what those expenses would be on a stand-alone basis.

See also Note B for a discussion of the MVP Joint Venture and the Preferred Interest in EQT Energy Supply, LLC and see Note G for a discussion of EQGP's Working Capital Loan Agreement with EQT.

F.     Income Taxes

The Predecessor's financial statements for the period prior to EQGP's IPO include U.S. federal and state income tax as its income was included as part of EQT's consolidated return for federal and state income tax purposes. Current federal tax obligations of all subsidiary companies are settled through EQT. The consolidated federal income tax is allocated among the group’s members on a separate return basis with tax credits allocated to the members generating the credits. In connection with the completion of the EQGP IPO and EQGP 's limited partnership structure for U.S. federal and state income tax purposes, approximately $164.6 million of net current and deferred income taxes were eliminated through equity. Subsequent to May 15, 2015, for federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by EQGP will flow through to EQGP's unitholders, and accordingly, will not result in a provision for income taxes for EQGP.

For the period prior to EQGP's IPO, EQGP estimated an annual effective tax rate based on projected results for the year and applied this rate to income before taxes to calculate income tax expense. All of EQM's earnings were included in EQGP's net income. However, EQGP was not required to record income tax expense with respect to the portion of EQM's earnings allocated to its noncontrolling public limited partners, which reduced EQGP's effective tax rate.

EQGP's effective income tax rate for the six months ended June 30, 2015 was 13.4%, compared to 24.2% for the six months ended June 30, 2014. The decrease in the effective tax rate was primarily attributable to the increase in EQM's earnings allocated to the noncontrolling limited partners resulting from EQM's underwritten public offerings of common units in May 2014 and March 2015 in addition to the EQGP IPO on May 15, 2015.

G.     Short-term Loans

EQGP Working Capital Facility

On May 15, 2015 in connection with the closing of EQGP's IPO, EQGP entered into a Working Capital Loan Agreement with EQT (the Working Capital Facility). The Working Capital Facility provides for interest bearing loans of up to $50 million outstanding at any one time and matures on the earlier of February 18, 2019 or at least 90 days after EQT gives notice of termination. As of June 30, 2015, EQGP had no loans or letters of credit outstanding under the Working Capital Facility.

EQM Credit Facility

EQM has a $750 million credit facility that expires in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes.

As of June 30, 2015, EQM had $312 million outstanding on the credit facility. There were no amounts outstanding as of December 31, 2014. The maximum amount of EQM’s outstanding short-term loans at any time during the three months ended June 30, 2015 and 2014 was $323 million and $450 million, respectively, and during the six months ended June 30, 2015 and 2014 was $390 million and $450 million, respectively. The average daily balance of short-term loans outstanding was approximately $302 million and $252 million for the three months ended June 30, 2015 and 2014, respectively, and was approximately $182 million and $173 million for the six months ended June 30, 2015 and 2014, respectively. Interest was incurred on the loans at a weighted average annual interest rate of 1.69% and 1.66% for the three months ended June 30, 2015 and 2014, respectively, and 1.69% and 1.68% for the six months ended June 30, 2015 and 2014, respectively.

H.    Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments. The carrying value of short-term loans under EQM's credit facility approximates fair value as the interest rates are based on prevailing market rates. As of June 30, 2015 and December 31, 2014, the estimated fair value of EQM's long-term debt was approximately $472 million and $496 million, respectively, and the carrying value of EQM's long-term debt was approximately $493 million.

I.     Distributions

EQGP Partnership Distributions

EQGP’s partnership agreement requires EQGP to distribute all of its available cash (as defined in EQGP's partnership agreement) to EQGP unitholders within 55 days of the end of each quarter, beginning with the quarter ended June 30, 2015.

On July 21, 2015, the Board of Directors of EQGP General Partner declared an initial cash distribution to EQGP’s unitholders for the second quarter of 2015 of $0.04739 per common unit. The cash distribution was pro-rated for the 47-day period from the date of the closing of EQGP's IPO on May 15, 2015 to June 30, 2015. The cash distribution will be paid on August 24, 2015 to unitholders of record at the close of business on August 4, 2015.

EQM Partnership Distributions

EQM's partnership agreement requires EQM to distribute all of its available cash (as defined in EQM's partnership agreement) to EQM unitholders of record on the applicable record date within 45 days after the end of each quarter. EQM declared the following cash distributions to its unitholders, including distributions to EQGP, for the periods presented:

Quarter Ended	EQM Total Quarterly Distribution per Common Unit	EQM Total Quarterly Cash Distribution	EQM Quarterly Distribution to Noncontrolling Interests	EQM Date of Distribution
	(Thousands, except per unit data)
2014
March 31	$0.49	$24,950	$13,241	May 2014
June 30	$0.52	$34,100	$20,482	August 2014
2015
March 31	$0.61	$52,222	$29,827	May 2015
June 30 (1)	$0.64	$56,464	$31,293	August 2015

(1)
On July 21, 2015, the Board of Directors of EQM General Partner declared a cash distribution to EQM unitholders for the second quarter of 2015 of $0.64 per common unit, $1.1 million to EQM General Partner related to its 2.0% EQM general partner interest and $10.1 million to EQM General Partner related to its incentive distribution rights. The cash distribution will be paid on August 14, 2015 to unitholders of record at the close of business on August 4, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT GP Holdings, LP (EQGP), which completed its initial public offering (IPO) on May 15, 2015, is a Delaware limited partnership formed in January 2015 to own EQT Corporation's (EQT) partnership interests in EQT Midstream Partners, LP (EQM). EQT Midstream Services, LLC (EQM General Partner) is a wholly owned subsidiary of EQGP and is EQM's general partner. EQT GP Services, LLC (EQGP General Partner) is a wholly owned subsidiary of EQT and is EQGP's general partner. References in the following discussion to EQGP when used for periods prior to the completion of the IPO refer to EQGP's Predecessor which includes the assets, liabilities and results of operations of EQM General Partner and EQT Midstream Investments, LLC (EQM LP). Prior to the IPO, EQM General Partner and EQM LP were wholly owned subsidiaries of EQT and directly held EQT's partnership interests in EQM.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report. References in the following discussion and analysis to ‘‘EQT’’ refer collectively to EQT Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQGP and its subsidiaries, including EQM, including guidance regarding EQM's transmission and storage and gathering revenue and volume growth; revenue projections; the weighted average contract life of transmission, storage and gathering contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to transmission and gathering expansion projects); the timing, cost, capacity and expected interconnections with facilities and pipelines of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP joint venture; natural gas production growth in EQM's operating areas for EQT and third parties; asset acquisitions, including EQM's ability to complete asset acquisitions from EQT or third parties; the amount and timing of distributions, including expected increases; the effect of the Allegheny Valley Connector (AVC) facilities lease on distributable cash flow; future projected AVC lease payments; projected operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  EQGP has based these forward-looking statements on current expectations and assumptions about future events. While EQGP considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQGP's control. The risks and uncertainties that may affect the operations, performance and results of EQGP's and EQM's business and forward-looking statements include, but are not limited to, those set forth under the caption "Risk Factors" in EQGP's prospectus dated May 11, 2015 and filed with the SEC on May 12, 2015, a copy of which is set forth in Exhibit 99.1 attached hereto.

Any forward-looking statement speaks only as of the date on which such statement is made and EQGP does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

In reviewing any agreements incorporated by reference in or filed with this Quarterly Report on Form 10-Q, please remember that such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about EQGP or EQM. The agreements may contain representations and warranties by EQGP or EQM, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to such agreements should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments.  Accordingly, these representations and warranties alone may not describe the actual state of affairs of EQGP or its affiliates as of the date they were made or at any other time.

EXECUTIVE OVERVIEW

On May 15, 2015, EQGP completed its IPO of 26,450,000 common units representing limited partner interests, including 3,450,000 common units issued in connection with the full exercise of the underwriters' over-allotment option, at a price of $27.00 per common unit. EQGP did not receive any proceeds from, or incur any expenses in connection with, the public offering. As the selling unitholder, EQT Gathering Holdings received all proceeds from EQGP's IPO.

EQGP's only cash-generating assets consist of its partnership interests in EQM. EQM General Partner is a wholly owned subsidiary of EQGP and controls EQM through its general partner interest in EQM. Therefore, the financial statements of EQM are consolidated in EQGP's financial statements. As a result, EQGP's results of operations do not differ materially from the results of operations of EQM. Differences between EQGP's and EQM's results are described and reconciled in the following sections.

EQM declared a cash distribution to EQM unitholders of $0.64 per EQM common unit on July 21, 2015, which represented a 5% increase over the previous distribution paid on May 15, 2015 of $0.61 per unit. As a result, EQGP will receive a distribution from EQM of $25.2 million, of which $13.0 million relates to the post IPO period.

EQGP declared an initial cash distribution to EQGP unitholders of $0.04739 per EQGP common unit on July 21, 2015. The initial distribution has been pro-rated for the 47-day period from the date of the closing of EQGP’s IPO to June 30, 2015 and corresponds to a quarterly distribution of $0.09175 per common unit, or $0.367 per common unit on an annualized basis.

For the three months ended June 30, 2015, EQM reported net income of $91.3 million compared to $59.0 million for the three months ended June 30, 2014. The increase resulted from higher gathering revenues of $26.3 million and increased transmission and storage revenues of $9.0 million, both of which related to production development in the Marcellus Shale, as well as lower income tax expense. These items were partly offset by a $6.3 million increase in operating expenses and higher interest expense primarily related to EQM's long-term debt issued in August 2014.

For the six months ended June 30, 2015, EQM reported net income of $186.6 million compared to $114.0 million for the six months ended June 30, 2014. The increase resulted from higher gathering revenues of $53.1 million and increased transmission and storage revenues of $29.1 million, both of which related to production development in the Marcellus Shale, as well as lower income tax expense. These items were partly offset by a $13.1 million increase in operating expenses and higher interest expense primarily related to EQM's long-term debt issued in August 2014.

Items Affecting the Comparability of EQGP's Financial Results to Those of EQM

The primary items which may result in differences between EQGP's and EQM's results of operations and cash flows are summarized below.

Selling, General and Administrative Expenses

Subsequent to its IPO, EQGP incurs selling, general and administrative expenses as a publicly traded partnership that are separate from and in addition to those incurred by EQM. These expenses include expenses allocated from EQT for compensation and centralized general and administrative services, director compensation and legal and regulatory costs.

Income Taxes

EQGP's Predecessor was included in EQT's consolidated income tax return for federal and state tax purposes. As a result, in addition to EQM's historic income tax provision, the accompanying consolidated financial statements also include the income taxes incurred by the Predecessor computed on a separate-return basis for the period prior to the completion of EQGP's IPO.

Following the completion of the IPO, EQGP is a limited partnership for U.S. federal and state income tax purposes and is not subject to U.S. federal or state income taxes.

Noncontrolling Interests

The common units in EQM not held by EQGP are reflected as noncontrolling interests in the consolidated financial statements. These amounts will fluctuate based on EQM's results of operations and future changes in the public ownership percentage of EQM.

Distributions

EQGP's partnership agreement requires that all available cash be distributed within 55 days of the end of each quarter. EQGP's only cash-generating assets are its partnership interests in EQM, consisting of general partner units, common units and IDRs, which provide for quarterly cash distributions from EQM.

On July 21, 2015, the Board of Directors of EQGP General Partner declared an initial cash distribution to EQGP's unitholders for the second quarter of 2015 of $0.04739 per common unit, which is a pro-rated distribution for the 47-day period from the date of the closing of EQGP’s IPO on May 15, 2015 to June 30, 2015. The cash distribution will be paid on August 24, 2015 to unitholders of record at the close of business on August 4, 2015.

2015 Long-Term Incentive Plan

In connection with the IPO, the Board of Directors of EQGP General Partner adopted the EQT GP Services, LLC 2015 Long-Term Incentive Plan for employees and directors of EQGP General Partner and those of its affiliates, including EQT and EQM.  The plan permits the grant of phantom units, restricted units, distribution equivalent rights, market-priced options, unit appreciation rights, other equity-based awards and cash-based awards.

Working Capital Facility

On May 15, 2015 in connection with the closing of EQGP's IPO, EQGP entered into the Working Capital Facility with EQT. The Working Capital Facility provides for interest bearing loans of up to $50 million outstanding at any one time and matures on the earlier of February 18, 2019 or at least 90 days after EQT gives notice of termination. As of June 30, 2015, EQGP had no loans or letters of credit outstanding under the Working Capital Facility.

Reconciliation of Net Income Attributable to EQM to Net Income Attributable to EQGP

The difference between EQM net income as reported in EQM's quarterly report on Form 10-Q for the quarter ended June 30, 2015 and net income attributable to EQGP is:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands)
Net income attributable to EQM	$91,319	$58,968	$186,625	$113,966
Less:
Net income attributable to noncontrolling interests	56,189	27,343	103,929	46,085
General and administrative expenses	1,038	—	1,038	—
Income taxes	5,436	6,343	19,067	12,720
Net income attributable to EQGP	$28,656	$25,282	$62,591	$55,161

Business Segment Results of Operations

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Interest, equity income and other income are managed on a consolidated basis. EQGP has presented each segment's operating income and various operational measures in the sections below. Management believes that the presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. EQGP's two segments are the same as those of EQM as EQGP does not have any operating activities separate from those of EQM. EQGP has reconciled each segment's operating income to EQGP's consolidated operating income and net income in Note D to the consolidated financial statements.

EQM leases the Allegheny Valley Connector (AVC) facilities from EQT and operates the facilities as part of its transmission and storage system under the rates, terms and conditions of its FERC-approved tariff. The AVC facilities include an approximately 200 mile pipeline that interconnects with EQM’s transmission and storage system and provides approximately 450 MMcf per day of additional capacity to EQM’s system. Operating revenues and operating expenses related to the AVC facilities do not have an impact on EQM's adjusted EBITDA or distributable cash flow as the excess of the AVC revenues over operating and maintenance and selling, general and administrative expenses is paid to EQT as the current monthly lease payment. All revenues related to the AVC facilities are from third parties.

TRANSMISSION AND STORAGE

RESULTS OF OPERATIONS

The following tables and discussion present a summary of EQM’s transmission and storage results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$56,671	$45,170	25.5	$124,854	$93,167	34.0
Volumetric based fee revenues:
Usage fees under firm contracts(1)	10,084	11,260	(10.4)	19,017	20,285	(6.3)
Usage fees under interruptible contracts	1,385	2,695	(48.6)	3,630	4,990	(27.3)
Total volumetric based fee revenues	11,469	13,955	(17.8)	22,647	25,275	(10.4)
Total operating revenues	68,140	59,125	15.2	147,501	118,442	24.5
Operating expenses:
Operating and maintenance	7,438	5,292	40.6	14,694	10,450	40.6
Selling, general and administrative	7,768	5,529	40.5	15,815	11,492	37.6
Depreciation and amortization	7,017	6,322	11.0	13,785	12,481	10.4
Total operating expenses	22,223	17,143	29.6	44,294	34,423	28.7
Operating income	$45,917	$41,982	9.4	$103,207	$84,019	22.8

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	1,825	1,240	47.2	1,924	1,289	49.3
Volumetric based services(2)	257	436	(41.1)	236	351	(32.8)
Total transmission pipeline throughput	2,082	1,676	24.2	2,160	1,640	31.7

Average contracted firm transmission reservation commitments (BBtu per day)	2,362	1,745	35.4	2,655	1,878	41.4

Capital expenditures	$58,020	$25,080	131.3	$79,482	$39,081	103.4

(1)     Includes commodity charges and fees on volumes transported in excess of firm contracted capacity.
(2)     Includes volumes transported under interruptible contracts and volumes in excess of firm contracted capacity.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Transmission and storage revenues increased by $9.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, reflecting production development in the Marcellus Shale by affiliate and third party producers. This was primarily as a result of higher firm reservation fees of $11.5 million partly offset by lower usage fees under both firm and interruptible contracts. The decrease in usage fees was primarily due to customers contracting for additional firm capacity as well as a decrease in interruptible storage activity during the current year.

Operating expenses increased by $5.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in operating and maintenance expense resulted from higher repairs and maintenance expenses associated with increased throughput, higher property taxes and higher allocations, including personnel costs, from EQT.  Selling, general and administrative expenses increased primarily as a result of higher allocations and personnel costs from EQT, including incentive compensation. The increase in depreciation and amortization expense was primarily a result of higher depreciation on the increased investment in transmission infrastructure.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Transmission and storage revenues increased by $29.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, reflecting production development in the Marcellus Shale by third party and affiliate producers. This was primarily as a result of higher firm reservation fees of $31.7 million partly offset by lower usage fees under both firm and interruptible contracts. The decrease in usage fees was primarily due to customers contracting for additional firm capacity as well as a decrease in interruptible storage activity during the current year.

Operating expenses increased by $9.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in operating and maintenance expense resulted from higher repairs and maintenance expenses associated with increased throughput, higher allocations, including personnel costs, from EQT and higher property taxes. Selling, general and administrative expenses increased primarily as a result of higher allocations and personnel costs from EQT, including incentive compensation. The increase in depreciation and amortization expense was primarily a result of higher depreciation on the increased investment in transmission infrastructure.

GATHERING

RESULTS OF OPERATIONS

The following tables and discussion present a summary of EQM’s gathering results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$64,091	$8,432	660.1	$118,349	$8,432	1,303.6
Volumetric based fee revenues:
Usage fees under firm contracts(1)	7,182	11,107	(35.3)	16,614	11,107	49.6
Usage fees under interruptible contracts	5,200	30,663	(83.0)	16,960	79,254	(78.6)
Total volumetric based fee revenues	12,382	41,770	(70.4)	33,574	90,361	(62.8)
Total operating revenues	76,473	50,202	52.3	151,923	98,793	53.8
Operating expenses:
Operating and maintenance	9,794	8,334	17.5	17,017	15,915	6.9
Selling, general and administrative	5,959	7,336	(18.8)	13,565	13,928	(2.6)
Depreciation and amortization	5,241	4,114	27.4	10,400	7,952	30.8
Total operating expenses	20,994	19,784	6.1	40,982	37,795	8.4
Operating income	$55,479	$30,418	82.4	$110,941	$60,998	81.9

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm reservation	1,102	155	611.0	1,027	40	2,467.5
Volumetric based services(2)	319	880	(63.8)	422	768	(45.1)
Total gathered volumes	1,421	1,035	37.3	1,449	808	79.3

Capital expenditures	$69,029	$56,406	22.4	$105,298	$90,855	15.9

(1)    Includes fees on volumes gathered in excess of firm contracted capacity.
(2)     Includes volumes gathered under interruptible contracts and volumes in excess of firm contracted capacity.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Gathering revenues increased primarily as a result of higher affiliate volumes gathered for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, driven by production development in the Marcellus Shale. EQM significantly increased gathering revenues under firm reservation contracts in 2015 compared to 2014 as a result of increased capacity under firm contracts. This increase in firm contracts resulted in lower usage fees under both firm and interruptible contracts as volumes on these contracts shifted to firm capacity between periods.

Operating expenses increased by $1.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Operating and maintenance expense increased as a result of higher allocations, including personnel costs, from EQT and higher repairs and maintenance expenses associated with increased throughput. The decrease in selling, general and administrative expense primarily resulted from transaction costs incurred in 2014 in connection with the Jupiter Acquisition. The increase in depreciation and amortization expense resulted from additional assets placed in-service.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Gathering revenues increased primarily as a result of higher affiliate volumes gathered for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, driven by production development in the Marcellus Shale. EQM significantly increased gathering revenues under firm reservation contracts in 2015 compared to 2014 as a result of increased capacity under firm contracts. This increase in firm contracts resulted in lower usage fees under interruptible contracts as volumes on these contracts shifted to firm capacity between periods.

The increase in operating expenses of $3.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily related to increased depreciation and amortization expense as a result of additional assets placed in-service.

Other Income Statement Items

Equity income relates to EQM's interest in Mountain Valley Pipeline, LLC (MVP Joint Venture) and represents EQM's portion of the MVP Joint Venture's AFUDC related to construction of the Mountain Valley Pipeline (MVP).

Other income primarily represents the equity portion of AFUDC on EQM's regulated projects, which generally increases during periods of increased construction and decreases during periods of reduced construction. Other income increased $0.6 million for the three months ended June 30, 2015 and $1.1 million for the six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, respectively. These increases are primarily related to increased spending on the Ohio Valley Connector (OVC) project.

Interest expense increased by $5.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily related to interest on EQM's long-term debt issued in August 2014. Interest expense increased by $10.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily related to interest of $10.0 million incurred on EQM's long-term debt issued in August 2014 and increased interest related to the AVC facilities capital lease.

See "Income Taxes" in the "Items Affecting the Comparability of EQGP's Financial Results to Those of EQM" for a discussion of EQGP income taxes. EQM incurred no income tax expense for the three months ended June 30, 2015 compared to $7.4 million for the three months ended June 30, 2014. EQM's income tax expense was $6.7 million and $19.6 million for the six months ended June 30, 2015 and 2014, respectively. EQM is not subject to U.S. federal and state income taxes. As previously noted, the NWV Gathering Acquisition on March 17, 2015 and the Jupiter Acquisition on May 7, 2014 were transactions between entities under common control for which the consolidated financial statements of EQM have been retrospectively recast to reflect the combined entities.  Accordingly, the income tax effects associated with NWV Gathering and Jupiter operations prior to the NWV Gathering Acquisition and the Jupiter Acquisition are reflected in the consolidated financial statements as NWV Gathering and Jupiter were previously part of EQT’s consolidated federal tax return. The decrease in income tax expense resulted from the timing of the acquisitions.

See “Investing Activities” and “Capital Requirements” in the “Capital Resources and Liquidity” section below for a discussion of capital expenditures.

Non-GAAP Financial Measures

EQM defines adjusted EBITDA as EQM's net income plus interest expense, depreciation and amortization expense, income tax expense (if applicable) and non-cash long-term compensation expense less equity income, other income, capital lease payments, Jupiter adjusted EBITDA prior to the Jupiter Acquisition and NWV Gathering adjusted EBITDA prior to the NWV Gathering Acquisition. EQM defines distributable cash flow as adjusted EBITDA less interest expense, excluding capital lease interest and ongoing maintenance capital expenditures, net of expected reimbursements.  Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of EQM’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

•
EQM’s operating performance as compared to other publicly traded partnerships in the midstream energy industry without regard to historical cost basis or, in the case of adjusted EBITDA, financing methods;

•	the ability of EQM's assets to generate sufficient cash flow to make distributions to EQM's unitholders;

•	EQM's ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

EQM believes that adjusted EBITDA and distributable cash flow provide useful information to investors in assessing EQM's financial condition and results of operations. Adjusted EBITDA and distributable cash flow should not be considered as alternatives to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because adjusted EBITDA and distributable cash flow may be defined differently by other companies in its industry, EQM’s adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. Distributable cash flow should not be viewed as indicative of the actual amount of cash that EQM has available for distributions from operating surplus or that EQM plans to distribute.

Reconciliation of EQM Non-GAAP Measures

The following table presents a reconciliation of the non-GAAP measures adjusted EBITDA and distributable cash flow with the most directly comparable EQM GAAP financial measures of net income and net cash provided by operating activities as reported in EQM's quarterly report on Form 10-Q for the quarter ended June 30, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands)
Net income	$91,319	$58,968	$186,625	$113,966
Add:
Interest expense	11,640	6,629	23,097	12,284
Depreciation and amortization expense	12,258	10,436	24,185	20,433
Income tax expense	—	7,362	6,703	19,595
Non-cash long-term compensation expense	239	827	805	1,805
Less:
Equity income	(394)	—	(394)	—
Other income	(1,169)	(559)	(1,883)	(828)
Capital lease payments for AVC (1)	(3,427)	(4,216)	(12,271)	(11,195)
Adjusted EBITDA attributable to Jupiter prior to acquisition (2)	—	(9,496)	—	(34,733)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (3)	—	(12,771)	(19,841)	(23,058)
Adjusted EBITDA	$110,466	$57,180	$207,026	$98,269
Less:
Interest expense, excluding capital lease interest	(5,742)	(1,275)	(11,274)	(1,992)
Ongoing maintenance capital expenditures, net of expected reimbursements (4)	(1,878)	(3,340)	(2,925)	(4,821)
Distributable cash flow	$102,846	$52,565	$192,827	$91,456

Net cash provided by operating activities	$124,443	$87,689	$239,102	$135,332
Adjustments:
Interest expense	11,640	6,629	23,097	12,284
Current tax expense	—	3,079	3,705	11,818
Capital lease payments for AVC (1)	(3,427)	(4,216)	(12,271)	(11,195)
Adjusted EBITDA attributable to Jupiter prior to acquisition (2)	—	(9,496)	—	(34,733)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (3)	—	(12,771)	(19,841)	(23,058)
Other, including changes in working capital	(22,190)	(13,734)	(26,766)	7,821
Adjusted EBITDA	$110,466	$57,180	$207,026	$98,269

(1)	Capital lease payments presented are the amounts incurred on an accrual basis and do not reflect the timing of actual cash payments. These lease payments are generally made monthly on a one month lag.

(2)
Adjusted EBITDA attributable to Jupiter prior to acquisition for the periods presented was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by Jupiter prior to EQM's acquisition;  therefore, they were not amounts that could have been distributed to EQM's unitholders.  Adjusted EBITDA attributable to Jupiter for the three and six months ended June 30, 2014 was calculated as net income of $5.5 million and $20.1 million, respectively, plus depreciation and amortization expense of $0.6 million and $2.1 million, respectively, plus income tax expense of $3.4 million and $12.5 million, respectively.

(3)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition for the periods presented was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by NWV Gathering prior to EQM's acquisition;  therefore, they were not amounts that could have been distributed to EQM's unitholders.  Adjusted EBITDA attributable to NWV Gathering for the six months ended June 30, 2015 was calculated as net income of $11.1 million plus depreciation and amortization expense of $2.0 million plus income tax expense of $6.7 million. Adjusted EBITDA attributable to NWV Gathering for the three and six months ended June 30, 2014 was calculated as net income of $6.9 million and $12.4 million, respectively, plus depreciation and amortization expense of $1.9 million and $3.5 million, respectively, plus income tax expense of $4.0 million and $7.1 million, respectively.

(4)
Ongoing maintenance capital expenditures, net of expected reimbursements excludes ongoing maintenance attributable to NWV Gathering prior to acquisition of $0.3 million for the six months ended June 30, 2015 and $0.3 million for the three and six months ended June 30, 2014. Additionally, it excludes ongoing maintenance capital expenditures that EQM expects to be reimbursed or that was reimbursed by EQT under the terms of EQM's omnibus agreement of $1.5 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and $1.7 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.

EQM's adjusted EBITDA increased by $53.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and $108.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily a result of higher operating income due to increased firm reservation fee revenues related to production development in the Marcellus Shale and the acquisitions, which resulted in EBITDA subsequent to the transactions being reflected in adjusted EBITDA. Distributable cash flow increased by $50.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and $101.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 mainly attributable to the increase in adjusted EBITDA which was partly offset by an increase in interest expense, excluding capital lease interest.

Outlook

EQGP's principal business objective is to increase the quarterly cash distribution it pays to its unitholders through its ownership interests in EQM. EQM's principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. EQM believes that it is well positioned to achieve growth based on the combination of its relationship with EQT and its strategically located assets, which cover portions of the Marcellus Shale that lack substantial natural gas pipeline infrastructure. As production increases in EQM’s areas of operations, EQM believes it will have a competitive advantage in pursuing economically attractive organic expansion projects, which EQM believes will be a key driver of growth in the future. EQM is also currently pursuing organic growth projects that are expected to provide access to markets in the Midwest, Gulf Coast and Southeast regions. Additionally, EQM may acquire additional midstream assets from EQT, or pursue asset acquisitions from third parties. Should EQT choose to pursue midstream asset sales, it is under no contractual obligation to offer the assets to EQM.

EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and other third party producers:

•
Third Party Projects. In July 2015, EQM announced its agreement with Range Resources - Appalachia, LLC to construct a natural gas header pipeline in southwestern Pennsylvania to support Marcellus and Utica development at a cost of approximately $250 million. The pipeline is contracted to provide 550 MDth per day of firm capacity and is backed by a ten-year firm capacity reservation commitment. EQM plans to complete the project in two phases, with phase one expected to be in-service by the third quarter of 2016 and phase two by mid-year 2017. The majority of EQM's capital investment is expected throughout 2016 and the first half of 2017. EQM expects to invest approximately $30 million to $40 million on this and other gathering infrastructure projects for third party producers during 2015.

•
Gathering System Expansions. EQM expects capital expenditures of approximately $100 million in 2015 related to expansion in the Jupiter development area that will raise total firm gathering capacity in that area to 775 MMcf per day. The Jupiter expansion is fully subscribed and is expected to be in service by year-end 2015. In addition, EQM expects to invest a total of approximately $370 million, of which approximately $65 million is expected to be spent during 2015, related to expansion in the NWV Gathering development area. These expenditures are part of an additional fully subscribed expansion project expected to raise total firm gathering capacity in the NWV Gathering development area from the current 460 MMcf per day to 640 MMcf per day by year-end 2017.

•
Ohio Valley Connector. The OVC includes a 36-mile pipeline that will extend EQM's transmission and storage system from northern West Virginia to Clarington, Ohio, at which point it will interconnect with the Rockies Express Pipeline and the Texas Eastern Pipeline. EQM submitted the OVC certificate application, which also includes related Equitrans transmission expansion projects, to the FERC in December of 2014 and anticipates receiving the certificate in the second half of 2015. Subject to FERC approval, construction is scheduled to begin in the third quarter of 2015 and the pipeline is expected to be in-service by mid-year 2016. The OVC will provide approximately 850 BBtu per day of transmission capacity and the greenfield portion is estimated to cost approximately $300 million, of which $120 million to $130 million is expected to be spent in 2015. EQM has entered into a 20-year precedent agreement for a total of 650 BBtu per day of firm transmission capacity on the OVC.

•
Transmission Expansion Projects. EQM also plans to begin several multi-year transmission expansion projects to support the continued growth of the Marcellus and Utica development. The projects may include pipeline looping, compression installation and new pipeline segments, which combined are expected to increase transmission capacity by approximately 1.0 Bcf per day by year-end 2017. EQM expects to invest a total of approximately $400 million on these projects. Combined with the Antero Resources (Antero) transmission project which was completed in the second quarter of 2015, EQM expects to spend approximately $50 million on transmission projects during 2015.

•
Mountain Valley Pipeline. On March 30, 2015, EQM assumed EQT's 55% interest in MVP Joint Venture, a joint venture with affiliates of each of NextEra Energy, Inc., WGL Holdings, Inc. and Vega Energy Partners, Ltd. EQM also assumed the role of operator of the MVP to be constructed by the joint venture. The estimated 300-mile MVP is currently targeted at 42" in diameter and a minimum capacity of 2.0 Bcf per day, and will extend from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2015, EQM's capital contributions are expected to be approximately $105 million to $115 million and will be primarily in support of environmental and land assessments, design work and materials. Expenditures are expected to increase substantially as construction commences, with the bulk of the expenditures expected to be made in 2017 and 2018. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20 year firm capacity commitments and is currently in negotiation with additional shippers who have expressed interest in the MVP project. As a result, the final project scope and total capacity has not yet been determined; however, the voluntary pre-filing process with the FERC began in October 2014. The pipeline, which is subject to FERC approval, is expected to be in-service during the fourth quarter of 2018.

Capital Resources and Liquidity

EQGP Capital Resources and Liquidity

Other than the cash required to maintain EQM General Partner's 2.0% general partner interest in EQM, EQGP historically has not had any material capital requirements separate from those of EQM. Going forward EQGP does not expect to have capital requirements separate from EQM, except to the extent that EQGP decides to facilitate EQM's growth activities by raising external capital in order to make a loan or capital contribution to EQM or provide similar forms of financial support to EQM.

On May 15, 2015 in connection with the closing of EQGP's IPO, EQGP entered into the Working Capital Facility with EQT as discussed under the caption "Working Capital Facility" within the section "Items Affecting the Comparability of EQGP's Financial Results to Those of EQM."

EQM Capital Resources and Liquidity

EQM’s principal liquidity requirements are to finance its operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. EQM’s ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in the banking, capital and other markets. EQM’s available sources of liquidity include cash generated from operations, borrowing under EQM's credit facility, cash on hand, debt offerings and issuances of additional EQM partnership units.

EQGP Operating Activities

The increase in net cash provided by operating activities of $103.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was driven by higher operating income for which contributing factors are discussed in the “Executive Overview” and "Business Segment Results of Operations" sections herein, and timing of payments between the two periods.

EQGP Investing Activities

The increase in net cash used in investing activities of $466.0 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily attributable to the acquisition of the NWV Gathering net assets from EQT, the purchase of the preferred interest in EQT Energy Supply, LLC and the acquisition of EQT's interest in the MVP Joint Venture (MVP Interest Acquisition) as well as the following expansion projects: the OVC project, the Antero Resources (Antero) transmission project and the Jupiter gathering expansion. See further discussion of capital expenditures in the “Capital Requirements” section below.

EQGP Financing Activities

Net cash provided by financing activities totaled $356.5 million for the first six months of 2015 compared to $118.6 million for the first six months of 2014.  Cash inflows for the first six months of 2015 from the March EQM equity offering and net short-term loans were partly offset by cash payments for the NWV Gathering Acquisition in excess of net assets acquired and distributions to unitholders. Cash inflows for the first six months of 2014 related to the May EQM equity offering and net short-term loans and were partly offset by cash payments for the Jupiter Acquisition in excess of net assets acquired and distributions to noncontrolling interests.

EQM Capital Requirements

The transmission, storage and gathering businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations. EQM capital expenditures for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands)
Expansion capital expenditures	$122,360	$74,873	$177,854	$121,179
Maintenance capital expenditures:
Ongoing maintenance	3,413	4,092	5,010	5,671
Funded regulatory compliance	1,276	2,521	1,916	3,086
Total maintenance capital expenditures	4,689	6,613	6,926	8,757
Total capital expenditures (1)	$127,049	$81,486	$184,780	$129,936

(1)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid.  These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were $27.0 million and $14.4 million at June 30, 2015 and 2014, respectively. Additionally, EQM capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were less than $0.1 million and approximately $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and less than $0.1 million and approximately $0.2 million for the six months ended June 30, 2015 and 2014, respectively.

Expansion capital expenditures increased by $47.5 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and by $56.7 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily as a result of expenditures related to the OVC project, the Antero transmission project and the Jupiter gathering expansion. The Antero project was placed into service during the second quarter of 2015 at a cost of approximately $25 million.

In 2015, expansion capital expenditures and MVP capital contributions are expected to total $470 million to $500 million. EQM’s future capital investments may vary significantly from period to period based on the available investment opportunities and will grow substantially in future periods for the OVC project, MVP capital contributions and the Range Resources project. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under its credit facility, debt offerings and the issuance of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential midstream projects not committed as of the filing of this Form 10-Q.

EQM Short-term Borrowings

EQM has a $750 million credit facility that expires in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows EQM to increase the available revolving borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. EQM has the right to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. EQM’s obligations under the revolving portion of the credit facility are unsecured.

EQM’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of June 30, 2015, EQM was in compliance with all credit facility provisions and covenants.

EQM Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at June 30, 2015. Changes in credit ratings may affect EQM’s cost of future borrowings (including interest rates and fees under its credit facility) and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s Ratings Services	BBB-	Stable
Fitch Ratings	BBB-	Stable

EQM’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If the credit rating agencies downgrade EQM’s ratings, particularly below investment grade, EQM’s access to the capital markets may be limited, borrowing costs could increase, counterparties may request additional assurances and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated BBB- or higher by S&P, Baa3 or higher by Moody’s or BBB- or higher by Fitch. Anything below these ratings, including EQM's current credit rating of Ba1 by Moody's, is considered non-investment grade. Having a non-investment grade rating may result in greater borrowing costs and collateral requirements than would be available to EQM if all its credit ratings were investment grade.

Distributions

On July 21, 2015, the Board of Directors of EQGP General Partner declared an initial cash distribution to EQGP’s unitholders for the second quarter of 2015 of $0.04739 per common unit, which is a pro-rated distribution for the 47-day period from the date of the closing of EQGP’s IPO on May 15, 2015 to June 30, 2015. The cash distribution will be paid on August 24, 2015 to unitholders of record at the close of business on August 4, 2015.

A cash distribution to EQM unitholders of $0.61 per limited partner unit was paid on May 15, 2015 related to the first quarter of 2015. On July 21, 2015, the Board of Directors of EQM General Partner declared a cash distribution to EQM’s unitholders for the second quarter of 2015 of $0.64 per common unit, $1.1 million to EQM General Partner related to its 2.0% general partner interest and $10.1 million to EQM General Partner related to its incentive distribution rights. The cash distribution will be paid on August 14, 2015 to unitholders of record, including EQGP, at the close of business on August 4, 2015.

Commitments and Contingencies

No legal and regulatory claims and proceedings are currently pending or, to EQGP's knowledge, threatened against EQGP.

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM.  While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when actually incurred. EQM has established reserves it believes to be appropriate for pending matters, and after consultation with counsel and giving appropriate consideration to available insurance, EQM believes that the ultimate outcome of any matter currently pending against it will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions.

Off-Balance Sheet Arrangements

In connection with the transfer of EQT's interest in MVP Holdco to EQM on March 30, 2015, EQM entered into a $130 million performance guarantee to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate, and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget.

Critical Accounting Policies

EQGP’s critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the prospectus dated May 11, 2015 and filed with the SEC on May 12, 2015 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended and are incorporated herein by reference. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQGP’s consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for the period ended June 30, 2015. The application of EQGP’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest EQM earns on cash, cash equivalents and short-term investments and the interest rates EQM pays on borrowings on its credit facility. EQM's long-term borrowings are fixed rate and thus do not expose EQM to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note G to the consolidated financial statements for further discussion of EQM's borrowings and Note H to the consolidated financial statements for a discussion of fair value measurements. EQM may from time to time hedge the interest on portions of its borrowings under the credit facility in order to manage risks associated with floating interest rates.

Credit Risk

EQGP is exposed to credit risk through EQM. Credit risk is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM’s FERC tariff requires tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of EQM’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. EQM is also exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, LLC, one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At June 30, 2015, EQT’s public senior debt had an investment grade credit rating.

Other Market Risks

EQM's credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the large group of financial institutions in the syndicate holds more than

10% of the facility. EQM’s large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM’s exposure to problems or consolidation in the banking industry.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of EQGP General Partner, including the general partner’s Principal Executive Officer and Principal Financial Officer, an evaluation of EQGP’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer of EQGP General Partner concluded that EQGP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, EQGP's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

EQGP is not currently party to any legal proceedings.

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when actually incurred. EQM has established reserves it believes to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, EQM believes that the ultimate outcome of any matter currently pending against it will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions.

Item 1A. Risk Factors

EQGP incorporates by reference the risk factors from EQGP's prospectus dated May 11, 2015 and filed with the SEC on May 12, 2015 which were set forth under the caption “Risk Factors.” A copy of these risk factors is filed as Exhibit 99.1 attached hereto. There have been no material changes to these risk factors.

Item 5. Other Information

On July 23, 2015, EQM General Partner entered into an amendment to EQM’s First Amended and Restated Limited Partnership Agreement, dated as of July 2, 2012, and as previously amended by Amendment No. 1 thereto, dated July 24, 2014. The amendment, which became effective on July 23, 2015, provides for the following:

•
In connection with any future issuances of limited partner interests by EQM, EQM General Partner may elect to maintain its percentage EQM general partner interest (which was a 2.0% general partner interest as of June 30, 2015) immediately prior to such issuance by making: (i) an election prior to such issuance and (ii) a capital contribution to EQM on or prior to the earlier of (a) EQM’s demand for such capital contribution and (b) the distribution record date for the quarter in which such election is made. Prior to the amendment, such capital contributions were required to be made on or prior to any subsequent issuance of EQM limited partner interests.

•
The amendment clarifies that any EQM General Partner capital contributions made to maintain its percentage interest as described above may be made, at EQM General Partner’s election, in the form of EQM common units.

•	The amendment eliminates the prohibition on EQM’s issuance of fractional partnership interests.

The amendment is listed as Exhibit 3.8 to this Quarterly Report on Form 10-Q and was filed as Exhibit 3.1 to EQM's Quarterly Report on Form 10-Q filed on July 23, 2015 which is incorporated herein by reference.

Item 6. Exhibits

3.1	Certificate of Limited Partnership of EQT GP Holdings, LP
3.2	First Amended and Restated Agreement of Limited Partnership of EQT GP Holdings, LP, dated May 15, 2015
3.3	Certificate of Formation of EQT GP Services, LLC
3.4	First Amended and Restated Limited Liability Company Agreement of EQT GP Services, LLC, dated May 15, 2015
3.5	Certificate of Limited Partnership of EQT Midstream Partners, LP
3.6	First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated July 2, 2012
3.7	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated July 24, 2014
3.8	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated July 23, 2015
3.9	Certificate of Formation of EQT Midstream Services, LLC
3.10	Third Amended and Restated Limited Liability Company Agreement of EQT Midstream Services, LLC, dated May 15, 2015
4.1	Indenture, dated August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee
4.2
First Supplemental Indenture, dated August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee

10.1	Contribution, Conveyance and Assumption Agreement, dated April 13, 2015, by and among EQT Gathering Holdings, LLC, EQT Gathering, LLC, EQT GP Holdings, LP and EQT GP Services, LLC
10.2	Contribution, Conveyance and Assumption Agreement, dated April 14, 2015, by and between EQT Gathering Holdings, LLC and EQT GP Corporation
10.3	Agreement of Merger of EQT Midstream Investments, LLC with and into EQT GP Holdings, LP, dated April 13, 2015
10.4	Omnibus Agreement, dated May 15, 2015, by and among EQT Corporation, EQT GP Holdings, LP and EQT GP Services, LLC
10.5	Working Capital Loan Agreement, dated May 15, 2015, by and between EQT GP Holdings, LP and EQT Corporation
10.6	Form of EQT GP Services, LLC Director and/or Officer Indemnification Agreement
10.7	EQT GP Services, LLC 2015 Long-Term Incentive Plan
10.8	Form of EQT GP Holdings, LP Phantom Unit Award Agreement
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1	Risk Factors from EQT GP Holdings, LP's Prospectus dated May 11, 2015 and filed with the Securities and Exchange Commission on May 12, 2015.
101	Interactive Data File

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT GP Holdings, LP
(Registrant)

By:	EQT GP Services, LLC, its General Partner

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  July 23, 2015

INDEX TO EXHIBITS

Exhibit No.	Document Description	Method of Filing
3.1	Certificate of Limited Partnership of EQT GP Holdings, LP	Filed as Exhibit 3.1 to Form S-1 Registration Statement (#333-202053) filed on February 12, 2015 which is incorporated herein by reference.
3.2	First Amended and Restated Agreement of Limited Partnership of EQT GP Holdings, LP, dated May 15, 2015	Filed as Exhibit 3.1 to Form 8-K (#001-37380) filed on May 15, 2015 which is incorporated herein by reference.
3.3	Certificate of Formation of EQT GP Services, LLC	Filed as Exhibit 3.3 to Form S-1 Registration Statement (#333-202053) filed on February 12, 2015 which is incorporated herein by reference.
3.4	First Amended and Restated Limited Liability Company Agreement of EQT GP Services, LLC, dated May 15, 2015	Filed as Exhibit 3.2 to Form 8-K (#001-37380) filed on May 15, 2015 which is incorporated herein by reference.
3.5	Certificate of Limited Partnership of EQT Midstream Partners, LP	Filed as Exhibit 3.1 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on February 13, 2012 which is incorporated herein by reference.
3.6	First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated July 2, 2012	Filed as Exhibit 3.2 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on July 2, 2012 which is incorporated herein by reference.
3.7	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated July 24, 2014	Filed as Exhibit 3.1 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) filed on July 24, 2014 which is incorporated herein by reference.
3.8	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated July 23, 2015	Filed as Exhibit 3.1 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) filed on July 23, 2015 which is incorporated herein by reference.
3.9	Certificate of Formation of EQT Midstream Services, LLC	Filed as Exhibit 3.3 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on February 13, 2012 which is incorporated herein by reference.
3.10	Third Amended and Restated Limited Liability Company Agreement of EQT Midstream Services, LLC, dated May 15, 2015	Filed as Exhibit 3.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on May 15, 2015 which is incorporated herein by reference.
4.1	Indenture, dated August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee	Filed as Exhibit 4.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on August 1, 2014 which is incorporated herein by reference.
4.2
First Supplemental Indenture, dated August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee
Filed as Exhibit 4.2 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on August 1, 2014 which is incorporated herein by reference.

Exhibit No.	Document Description	Method of Filing
10.1	Contribution, Conveyance and Assumption Agreement, dated April 13, 2015, by and among EQT Gathering Holdings, LLC, EQT Gathering, LLC, EQT GP Holdings, LP and EQT GP Services, LLC	Filed as Exhibit 10.1 to Form S-1 Registration Statement (#333-202053) filed on April 23, 2015 which is incorporated herein by reference.
10.2	Contribution, Conveyance and Assumption Agreement, dated April 14, 2015, by and between EQT Gathering Holdings, LLC and EQT GP Corporation	Filed as Exhibit 10.7 to Form S-1 Registration Statement (#333-202053) filed on April 23, 2015 which is incorporated herein by reference.
10.3	Agreement of Merger of EQT Midstream Investments, LLC with and into EQT GP Holdings, LP, dated April 13, 2015	Filed as Exhibit 10.6 to Form S-1 Registration Statement (#333-202053) filed on April 23, 2015 which is incorporated herein by reference.
10.4	Omnibus Agreement, dated May 15, 2015, by and among EQT Corporation, EQT GP Holdings, LP and EQT GP Services, LLC	Filed as Exhibit 10.1 to Form 8-K (#001-37380) filed on May 15, 2015 which is incorporated herein by reference.
10.5	Working Capital Loan Agreement, dated May 15, 2015, by and between EQT GP Holdings, LP and EQT Corporation	Filed as Exhibit 10.2 to Form 8-K (#001-37380) filed on May 15, 2015 which is incorporated herein by reference.
10.6	Form of EQT GP Services, LLC Director and/or Officer Indemnification Agreement	Filed as Exhibit 10.3 to Form S-1 Registration Statement (#333-202053) filed on April 1, 2015 which is incorporated herein by reference.
10.7	EQT GP Services, LLC 2015 Long-Term Incentive Plan	Filed as Exhibit 10.3 to Form 8-K (#001-37380) filed on May 15, 2015 which is incorporated herein by reference.
10.8	Form of EQT GP Holdings, LP Phantom Unit Award Agreement	Filed as Exhibit 10.5 to Form S-1 Registration Statement (#333-202053) filed on April 1, 2015 which is incorporated herein by reference.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Furnished herewith as Exhibit 32.
99.1	Risk Factors from EQT GP Holdings, LP's Prospectus dated May 11, 2015 and filed with the Securities and Exchange Commission on May 12, 2015.	Filed herewith as Exhibit 99.1
101	Interactive Data File	Filed herewith as Exhibit 101.