Form 10-Q
period 2015-09-30
EQT GP Holdings, LP
filed 2015-10-22
CIK 1632933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒

As of September 30, 2015, there were 266,165,000 Common Units outstanding

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

distributable cash flow – a supplemental non-GAAP financial measure defined by EQM as EQM's adjusted EBITDA less interest expense, excluding capital lease interest and ongoing maintenance capital expenditures, net of expected reimbursements.

EQGP omnibus agreement – the agreement entered into among EQT GP Holdings, LP (EQGP), its general partner and EQT Corporation (EQT) in connection with EQGP’s initial public offering pursuant to which (i) EQT agreed to provide EQGP with, and EQGP agreed to reimburse EQT for, certain general and administrative services, and (ii) EQT agreed to provide a license to use the name “EQT” and related marks in connection with EQGP’s business.

EQM omnibus agreement – the agreement, as amended, entered into among EQM, its general partner and EQT in connection with EQM's initial public offering pursuant to which EQT agreed to provide EQM with certain general and administrative services and a license to use the name “EQT” and related marks in connection with EQM’s business. The EQM omnibus agreement also provides for certain indemnification and reimbursement obligations between EQM and EQT.

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
NYSE - New York Stock Exchange
SEC – Securities and Exchange Commission

Measurements

Btu = one British thermal unit
BBtu = billion British thermal units
Bcf   = billion cubic feet
Dth  =  dekatherm or million British thermal units
MMBtu = million British thermal units
Mcf = thousand cubic feet
MDth = thousand dekatherms
MMcf  = million cubic feet
TBtu = trillion British thermal units
Tcfe = one trillion cubic feet equivalent

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

EQT GP HOLDINGS, LP
Statements of Consolidated Operations (Unaudited) (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands, except per unit amounts)
Operating revenues (2)	$148,789	$120,922	$448,213	$338,157
Operating expenses:
Operating and maintenance (3)	18,456	13,837	50,167	40,202
Selling, general and administrative (3)	14,539	12,674	44,957	38,094
Depreciation and amortization	13,217	12,545	37,402	32,978
Total operating expenses	46,212	39,056	132,526	111,274
Operating income	102,577	81,866	315,687	226,883
Equity income (4)	753	—	1,147	—
Other income	1,716	806	3,599	1,634
Interest expense (5)	11,266	8,660	34,363	20,944
Income before income taxes	93,780	74,012	286,070	207,573
Income tax expense	—	15,139	25,770	47,455
Net income	93,780	58,873	260,300	160,118
Net income attributable to noncontrolling interests	55,644	33,739	159,573	79,824
Net income attributable to EQT GP Holdings, LP	$38,136	$25,134	$100,727	$80,294

Calculation of limited partners' interest in net income:
Net income attributable to EQT GP Holdings, LP	$38,136	N/A	$100,727	N/A
Less: results attributable to the pre-IPO period	—	N/A	(42,238)	N/A
Limited partners' interest in net income	$38,136	N/A	$58,489	N/A

Net income per limited partner unit – basic and diluted	$0.14	N/A	$0.22	N/A
Weighted average number of common units outstanding - basic and diluted	266,168	N/A	266,168	N/A

Cash distributions declared per unit (6)	$0.104	N/A	$0.15139	N/A

(1)
Financial statements for the nine months ended September 30, 2015 and the three months ended September 30, 2014 have been retrospectively recast to reflect the inclusion of the Northern West Virginia Marcellus gathering system (NWV Gathering). See Note B.

(2)
Operating revenues included affiliate revenues from EQT Corporation and subsidiaries (collectively, EQT) of $111.6 million and $86.7 million for the three months ended September 30, 2015 and 2014, respectively, and $325.9 million and $233.9 million for the nine months ended September 30, 2015 and 2014, respectively. See Note E.

(3)
Operating and maintenance expense included charges from EQT of $9.0 million and $7.7 million for the three months ended September 30, 2015 and 2014, respectively, and $25.6 million and $21.6 million for the nine months ended September 30, 2015 and 2014, respectively.  Selling, general and administrative expense included charges from EQT of $12.2 million and $10.8 million for the three months ended September 30, 2015 and 2014, respectively, and $37.6 million and $31.2 million for the nine months ended September 30, 2015 and 2014, respectively.  See Note E.

(4)	Equity income relates to EQM's interest in Mountain Valley Pipeline, LLC, which is a related party.

(5)
Interest expense included interest on a capital lease with an affiliate of $5.6 million and $4.7 million for the three months ended September 30, 2015 and 2014, respectively, and $17.4 million and $15.0 million for the nine months ended September 30, 2015 and 2014, respectively.

(6)	Represents the cash distributions declared related to the post-initial public offering period only. See Note I.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP
Statements of Consolidated Cash Flows (Unaudited) (1)

	Nine Months Ended September 30,
	2015	2014
	(Thousands)
Cash flows from operating activities:
Net income	$260,300	$160,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,402	32,978
Deferred income taxes	(185,456)	(328,725)
Equity income	(1,147)	—
Other income	(3,599)	(1,634)
Non-cash long-term compensation expense	1,215	2,584
Changes in other assets and liabilities:
Accounts receivable	3,306	(4,241)
Accounts payable	1,577	14,440
Due to/from EQT affiliates	204,660	332,720
Other assets and liabilities	563	3,515
Net cash provided by operating activities	318,821	211,755
Cash flows from investing activities:
Capital expenditures	(304,567)	(230,449)
MVP Interest Acquisition and capital contributions	(76,037)	—
Acquisitions – net assets from EQT	(386,791)	(168,198)
Purchase of preferred interest in EQT Energy Supply, LLC	(124,317)	—
Net cash used in investing activities	(891,712)	(398,647)
Cash flows from financing activities:
Proceeds from the issuance of EQM common units, net of offering costs	758,812	902,467
Acquisitions – purchase price in excess of net assets from EQT	(486,392)	(952,802)
Proceeds from short-term loans	561,500	450,000
Payments of short-term loans	(211,500)	(450,000)
Proceeds from the issuance of long-term debt	—	500,000
Proceeds from the EQGP Working Capital Facility loan	655	—
Discount, debt issuance costs and credit facility fees	—	(9,634)
Distributions to noncontrolling interest owners of EQM	(83,965)	(46,155)
Capital contributions	1,748	382
Net distributions to EQT	(119,930)	(268,680)
Capital lease principal payments	(5,472)	(2,216)
Distributions to EQGP unitholders	(12,614)	—
Net cash provided by financing activities	402,842	123,362

Net change in cash and cash equivalents	(170,049)	(63,530)
Cash and cash equivalents at beginning of period	171,291	247,988
Cash and cash equivalents at end of period	$1,242	$184,458

Cash paid during the period for:
Interest paid	$43,026	$17,581
Non-cash activity during the period for:
Increase in capital lease asset/obligation	$19,800	$7,231
Elimination of net current and deferred taxes at IPO	(164,586)	—
Limited partner and general partner units issued for acquisitions	52,500	59,000
Net settlement of current income taxes payable with EQT	380,316	215,380

(1)	Financial statements for the nine months ended September 30, 2015 and 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering. See Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP
Consolidated Balance Sheets (Unaudited) (1)

	September 30, 2015	December 31, 2014
ASSETS	(Thousands, except number of units)
Current assets:
Cash and cash equivalents	$1,242	$171,291
Accounts receivable (net of allowance for doubtful accounts of $196 as of September 30, 2015 and $260 as of December 31, 2014)	13,186	16,492
Accounts receivable – affiliate	68,177	55,068
Other current assets	4,613	1,710
Total current assets	87,218	244,561

Property, plant and equipment	2,110,367	1,821,803
Less: accumulated depreciation	(246,542)	(216,486)
Net property, plant and equipment	1,863,825	1,605,317

Deferred income taxes, net	—	258,744
Equity in nonconsolidated investments	77,184	—
Other assets	140,204	18,057
Total assets	$2,168,431	$2,126,679

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$33,952	$43,785
Due to related party	18,632	409,931
Short-term loans	350,000	—
Accrued interest	3,514	8,338
Accrued liabilities	6,494	9,055
Total current liabilities	412,592	471,109

Long-term debt	493,209	492,633
Lease obligation	162,523	143,828
Other long-term liabilities	7,242	7,111
Total liabilities	1,075,566	1,114,681

Equity and partners’ capital:
Common units (266,165,000 issued and outstanding at September 30, 2015)	(1,320,638)	—
Parent net investment	—	(775,342)
Total partners' capital	(1,320,638)	(775,342)
Noncontrolling interests	2,413,503	1,787,340
Total equity and partners’ capital	1,092,865	1,011,998
Total liabilities, equity and partners’ capital	$2,168,431	$2,126,679

(1)        Financial statements as of December 31, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering. See Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP
Statements of Consolidated Equity and Partners’ Capital (Unaudited) (1)

	Partners' Capital		Noncontrolling Interests in Consolidated Subsidiaries	Total Equity and Partners' Capital

	Parent Net Investment	Common Units
	(Thousands)
Balance at January 1, 2014	$283,793	$—	$828,667	$1,112,460
Net income	80,294	—	79,824	160,118
Capital contribution	500	—	—	500
Equity-based compensation plans	2,828	—	—	2,828
Distributions to EQM noncontrolling interests	—	—	(46,155)	(46,155)
Acquisitions from affiliates	(1,180,000)	—	—	(1,180,000)
Net distribution to EQT	(53,300)	—	—	(53,300)
EQM equity transactions (2)	59,000	—	902,467	961,467
Balance at September 30, 2014	$(806,885)	$—	$1,764,803	$957,918

Balance at January 1, 2015	$(775,342)	$—	$1,787,340	$1,011,998
Net income	42,238	58,489	159,573	260,300
Capital contribution	1,748	5,660	—	7,408
Equity-based compensation plans	247	219	797	1,263
Distributions to noncontrolling interest owners of EQM	—	—	(83,965)	(83,965)
Acquisitions from affiliates	(925,683)	—	—	(925,683)
EQM equity transactions (2)	52,500	—	758,812	811,312
Net contributions from EQT	260,386	—	—	260,386
Distributions to EQGP unitholders (post-IPO period)	—	(12,614)	—	(12,614)
Changes in ownership of EQM, net	119,926	16,174	(209,054)	(72,954)
Elimination of net current and deferred taxes upon IPO	(164,586)	—	—	(164,586)
Conversion of parent net investment to limited partner interest upon IPO	1,388,566	(1,388,566)	—	—
Balance at September 30, 2015	$—	$(1,320,638)	$2,413,503	$1,092,865

(1)	Financial statements for the nine months ended September 30, 2015 and 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering. See Note B.

(2)	Includes the impact of EQM's public equity offerings and units issued in connection with acquisitions from EQT as described in Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP
Notes to Consolidated Financial Statements (Unaudited)
A.    Financial Statements

Organization

On May 15, 2015, EQT GP Holdings, LP (EQGP) completed its IPO. EQGP was formed in January 2015 as a Delaware limited partnership and wholly owned subsidiary of EQT Gathering Holdings, LLC (EQT Gathering Holdings), which is a Delaware limited liability company and wholly owned subsidiary of EQT. EQGP was formed to own EQT's partnership interests in EQM, a growth-oriented Delaware limited partnership formed by EQT to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQT Midstream Services, LLC (EQM General Partner) is a wholly owned subsidiary of EQGP and is EQM's general partner. EQT GP Services, LLC (EQGP General Partner) is a wholly owned subsidiary of EQT and is EQGP's general partner.

For accounting purposes, the historical financial statements of EQGP for the time periods prior to the completion of the IPO (the Predecessor) include the assets, liabilities and results of operations of the EQM General Partner and EQT Midstream Investments, LLC (EQM LP). Prior to the IPO, the EQM General Partner and EQM LP were wholly owned subsidiaries of EQT and directly held EQT's partnership interests in EQM. Prior to the closing of the IPO, EQM LP merged with and into EQGP and EQT contributed 100% of the outstanding limited liability company interests in the EQM General Partner to EQGP.

EQGP and EQM do not have any employees. Administrative support for EQGP is provided by EQT. Operational and administrative support for EQM is provided by EQT.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQGP as of September 30, 2015 and December 31, 2014, the results of its operations for the three and nine months ended September 30, 2015 and 2014 and its cash flows and equity and partners' capital for the nine months ended September 30, 2015 and 2014. Certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

EQGP has no independent operations and EQGP's only cash-generating assets consist of its partnership interests in EQM. EQGP’s financial statements differ from those of EQM primarily as a result of: (i) the presentation of noncontrolling interest ownership in EQM attributable to the publicly held limited partner interests in EQM, (ii) general and administrative expenses incurred by EQGP, which are separate from and in addition to those incurred by EQM, and (iii) incremental income tax expense as applicable to EQGP for the period prior to the EQGP IPO (see Note F). Because the EQM General Partner is a wholly owned subsidiary of EQGP and controls EQM through its general partner interest, EQM is consolidated by EQGP.

As discussed in Note B, EQGP's financial statements include the historical results of the Jupiter natural gas gathering system (Jupiter), which was acquired by EQM on May 7, 2014, and NWV Gathering, which was acquired by EQM on March 17, 2015. NWV Gathering and Jupiter were businesses and the NWV Gathering and Jupiter Acquisitions (defined in Note B) were transactions between entities under common control; therefore, EQM recorded the assets and liabilities of NWV Gathering and Jupiter at their carrying amounts to EQT on the date of the respective transactions. The difference between EQT’s net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in partners’ capital.  EQM recast its consolidated financial statements to retrospectively reflect the NWV Gathering Acquisition and Jupiter Acquisition as if the entities were owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if EQM had owned them during the periods reported.

Due to the seasonal nature of EQM’s utility customer contracts, the interim statements for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. EQGP is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. The standard changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU will be effective for annual reporting periods beginning after December 15, 2015, including interim periods therein. EQGP has evaluated this standard and determined the adoption of it will have no significant impact on reported results.

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

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarified that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. EQGP has adopted this standard which had no significant impact on reported results or disclosures.

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

On April 15, 2015, pursuant to the Contribution Agreement, EQM acquired a preferred interest in EQT Energy Supply, LLC (the Preferred Interest), a subsidiary of EQT that generates revenue from services provided to a local distribution company, from EQT for approximately $124.3 million. EQM accounts for the Preferred Interest as a cost method investment and included it in other assets on the consolidated balance sheets. EQT Energy Supply, LLC has been determined to be a variable interest entity because it has insufficient equity to finance its activities. EQM is not the primary beneficiary because it does not have the power to direct the activities of EQT Energy Supply, LLC that most significantly impact its economic performance.

MVP Interest Acquisition

On March 30, 2015, EQM assumed 100% of the membership interests in MVP Holdco, LLC (MVP Holdco), an indirect wholly owned subsidiary of EQT that owns a majority ownership interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture) for approximately $54.2 million (MVP Interest Acquisition), which represented EQM's reimbursement to EQT for 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia.  The MVP project is subject to FERC approval.  The voluntary pre-filing process with the FERC began in October 2014 and the pipeline is expected to be placed in-service during the fourth quarter of 2018. The MVP Joint Venture has been determined to be a variable interest entity because the MVP Joint Venture has insufficient equity to finance activities during the construction stage of the MVP. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. EQM accounted for the MVP Interest beginning on the date it was assumed from EQT as an equity method investment.

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

C.     Equity and Partners' Capital

Holdings of EQGP Equity

On May 15, 2015, EQGP completed its IPO of 26,450,000 common units representing limited partner interests. All of the common units sold in the IPO were sold by EQT Gathering Holdings. EQGP did not receive any proceeds from, or incur any expenses in connection with, the completion of the IPO. As the selling unitholder, EQT Gathering Holdings received all proceeds from EQGP's IPO and incurred all related expenses.

As of September 30, 2015, EQT indirectly held 239,715,000 EQGP common units, representing a 90.1% limited partner interest in EQGP, and the entire non-economic general partner interest in EQGP. As of September 30, 2015, the public held 26,450,000 EQGP common units, representing a 9.9% limited partner interest in EQGP.

Net Income Per Limited Partner Unit

For EQGP, net income per limited partner unit is calculated by dividing the limited partners' interest in net income by the weighted average number of common units outstanding. Net income attributable to periods prior to the closing of EQGP's IPO is attributable to subsidiaries of EQT and has been excluded from the limited partners' interest in net income. Net income per limited partner unit earned following the close of the IPO was calculated based on the number of units outstanding after the IPO date of May 15, 2015.

Holdings of EQM Equity

As of September 30, 2015, EQGP and its subsidiaries held 21,811,643 EQM common units, representing a 29.89% limited partner interest, 1,443,015 EQM general partner units, representing the 1.98% general partner interest, and all of the incentive distribution rights in EQM. As of September 30, 2015, the public held 49,724,038 EQM common units, representing a 68.14% limited partner interest in EQM.

The following table summarizes EQM's common, subordinated and general partner units issued from January 1, 2014 through September 30, 2015.

	EQM Limited Partner Units		EQM General Partner Units
	Common	Subordinated		Total
Balance at January 1, 2014	30,468,902	17,339,718	975,686	48,784,306
May 2014 equity offering	12,362,500	—	—	12,362,500
Jupiter Acquisition consideration (see Note B)	516,050	—	262,828	778,878
Balance at December 31, 2014	43,347,452	17,339,718	1,238,514	61,925,684
Conversion of subordinated units to common units	17,339,718	(17,339,718)	—	—
2014 EQM VDA issuance	21,063	—	430	21,493
March 2015 equity offering	9,487,500	—	25,255	9,512,755
NWV Gathering Acquisition consideration (see Note B)	511,973	—	178,816	690,789
$750 million "At the Market" (ATM) Program	827,975	—	—	827,975
Balance at September 30, 2015	71,535,681	—	1,443,015	72,978,696

In connection with EQM's IPO in 2012, EQM issued 17,339,718 subordinated units to EQM LP. The subordination period with respect to all 17,339,718 EQM subordinated units expired on February 17, 2015. As a result, all of the outstanding EQM subordinated units converted into EQM common units on a one-for-one basis on February 17, 2015.

In February 2015, EQM issued 21,063 common units under the 2014 EQM Value Driver Award (2014 EQM VDA). In connection with this issuance, the EQM General Partner purchased 430 EQM general partner units to maintain its 2.0% general partner interest in EQM.

On March 17, 2015, EQM completed an underwritten public offering of 8,250,000 common units. On March 18, 2015, the underwriters exercised their option to purchase 1,237,500 additional common units on the same terms as the offering. EQM received net proceeds of approximately $696.6 million after deducting the underwriters' discount and offering expenses which were used to finance a portion of the cash consideration paid to EQT in connection with the NWV Gathering Acquisition. In connection with the sale of the additional common units, the EQM General Partner purchased 25,255 EQM general partner units for approximately $1.9 million to maintain its 2.0% general partner interest in EQM.

In connection with the March 17, 2015 underwritten public offering by EQM, EQGP recorded a $122.8 million gain to parent net investment, a decrease in non-controlling interest of EQM of $195.8 million and an increase to deferred tax liability of $73.0 million. This transaction was classified as non-cash and is not included on the consolidated statement of cash flows for the nine months ended September 30, 2015.

During the third quarter of 2015, EQM entered into an equity distribution agreement that established an ATM common unit offering program, pursuant to which a group of managers, acting as EQM's sales agents, may sell EQM common units having an aggregate offering price of up to $750 million (the $750 million ATM Program). During the three months ended September 30, 2015, EQM issued 827,975 common units at an average price per unit of $76.58. EQM received net proceeds of approximately $62.2 million after deducting commissions of approximately $0.7 million and other offering expenses of approximately $0.5 million. EQM used the net proceeds from the sales for general partnership purposes. The EQM General Partner elected not to maintain its general partner ownership percentage at the previous level of 2.0%. As of September 30, 2015, EQGP, through the EQM General Partner, owned 1,443,015 general partner units, representing a 1.98% general partner interest. EQGP recorded a $16.2 million gain to common units and a corresponding decrease in non-controlling interest of EQM of $16.2 million as a result of the EQM common units issued in conjunction with the $750 million ATM Program. From October 1, 2015 to October 22, 2015, EQM issued 334,500 common units at an average price per unit of $70.82 and received net proceeds of approximately $23.5 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands)
Revenues from external customers (including affiliates):
Transmission and storage	$69,906	$62,436	$217,407	$180,878
Gathering	78,883	58,486	230,806	157,279
Total	$148,789	$120,922	$448,213	$338,157

Operating income:
Transmission and storage	$45,048	$42,515	$148,255	$126,534
Gathering	57,863	39,351	168,804	100,349
Headquarters	(334)	—	(1,372)	—
Total operating income	$102,577	$81,866	$315,687	$226,883

Reconciliation of operating income to net income:
Equity income	753	—	1,147	—
Other income	1,716	806	3,599	1,634
Interest expense	11,266	8,660	34,363	20,944
Income tax expense	—	15,139	25,770	47,455
Net income	$93,780	$58,873	$260,300	$160,118

	September 30, 2015	December 31, 2014
	(Thousands)
Segment assets:
Transmission and storage	$1,042,615	$928,864
Gathering	914,875	765,090
Total operating segments	1,957,490	1,693,954
Headquarters, including cash	210,941	432,725
Total assets	$2,168,431	$2,126,679

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands)
Depreciation and amortization:
Transmission and storage	$7,776	$7,195	$21,561	$19,676
Gathering	5,441	5,350	15,841	13,302
Total	$13,217	$12,545	$37,402	$32,978

Expenditures for segment assets:
Transmission and storage	$36,788	$39,826	$116,270	$78,907
Gathering	55,387	64,321	160,685	155,176
Total (1)	$92,175	$104,147	$276,955	$234,083

 (1)  EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid.  These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were $23.5 million and $19.6 million at September 30, 2015 and 2014, respectively. Additionally, EQM capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were less than $0.1 million and approximately $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and less than $0.1 million and approximately $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

E.    Related-Party Transactions

In the ordinary course of business, EQGP and EQM have transactions with EQT and its affiliates. EQM has various contracts with affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements.

EQGP and EQM have various agreements with EQT. EQGP and EQM each have an omnibus agreement with EQT pursuant to which EQT performs services for them. These services include, as applicable, centralized corporate, general and administrative services, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes, and engineering. In exchange, EQGP and EQM reimburse EQT for the expenses incurred in providing these services. EQGP and EQM are required to reimburse EQT for the allocable portion of the premiums on any insurance policies covering EQGP or EQM assets. Effective January 1, 2015, EQM amended its omnibus agreement to provide for reimbursement by EQM of direct and indirect costs and expenses attributable to EQT's long-term incentive programs as these plans will be utilized to compensate and retain EQT employees who provide services to EQM.

Pursuant to an operation and management services agreement, EQT Gathering, LLC (EQT Gathering) provides EQM’s pipelines and storage facilities with certain operational and management services. EQM reimburses EQT Gathering for such services pursuant to the terms of the EQM omnibus agreement. The expenses for which EQGP and EQM reimburse EQT and its subsidiaries may not necessarily reflect the actual expenses that EQGP or EQM would incur on a stand-alone basis and EQGP and EQM are unable to estimate what those expenses would be on a stand-alone basis.

See also Note B for a discussion of the MVP Joint Venture and the Preferred Interest in EQT Energy Supply, LLC and see Note G for a discussion of EQGP's Working Capital Loan Agreement with EQT.

F.     Income Taxes

The Predecessor's financial statements for the period prior to EQGP's IPO include U.S. federal and state income tax as its income was included as part of EQT's consolidated return for federal and state income tax purposes. Federal tax obligations of all subsidiary companies are settled through EQT. The consolidated federal income tax is allocated among the group’s members on a separate return basis with tax credits allocated to the members generating the credits. As a result of its limited partnership structure following EQGP's IPO, EQGP is not subject to federal and state income taxes. In the second quarter of 2015, approximately $164.6 million of net current and deferred income taxes were eliminated through equity related to EQGP's IPO. Subsequent to May 15, 2015, for federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by EQGP will flow through to EQGP's unitholders, and accordingly, will not result in a provision for income taxes for EQGP.

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

EQGP's effective income tax rate for the nine months ended September 30, 2015 was 9.0% compared to 22.9% for the nine months ended September 30, 2014. The decrease in the effective tax rate was primarily attributable to the EQGP IPO on May 15, 2015 and the increase in EQM's earnings allocated to the noncontrolling limited partners resulting from EQM's underwritten public offerings of common units in May 2014 and March 2015.

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

As of September 30, 2015, EQGP had approximately $0.7 million outstanding under the Working Capital Facility which is included in due to related party on the consolidated balance sheet. The maximum amount of EQGP’s outstanding short-term loans at any time during the three and nine months ended September 30, 2015 was approximately $0.7 million. The average daily balance of short-term loans outstanding was approximately $0.5 million and $0.2 million for the three and nine months ended September 30, 2015, respectively. Interest was incurred on the loans at a weighted average annual interest rate of 1.7% for the three and nine months ended September 30, 2015.

EQM Credit Facility

EQM has a $750 million credit facility that expires in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes.

As of September 30, 2015, EQM had $350 million outstanding on the credit facility. There were no amounts outstanding as of December 31, 2014. The maximum amount of EQM’s outstanding short-term loans at any time during the three months ended September 30, 2015 and 2014 was $404 million and $330 million, respectively, and during the nine months ended September 30, 2015 and 2014 was $404 million and $450 million, respectively. The average daily balance of short-term loans outstanding was approximately $357 million and $133 million for the three months ended September 30, 2015 and 2014, respectively, and was approximately $241 million and $159 million for the nine months ended September 30, 2015 and 2014, respectively. Interest was incurred on the loans at a weighted average annual interest rate of approximately 1.7% for the three and nine months ended September 30, 2015 and 2014.

H.    Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments. The carrying value of short-term loans under the Working Capital Facility and EQM's credit facility approximate fair value as the interest rates are based on prevailing market rates. As of September 30, 2015 and December 31, 2014, the estimated fair value of EQM's long-term debt was approximately $441 million and $496 million, respectively, and the carrying value of EQM's long-term debt was approximately $493 million at both dates.

I.     Distributions

EQGP’s partnership agreement requires EQGP to distribute all of its available cash (as defined in EQGP's partnership agreement) to EQGP unitholders within 55 days after the end of each quarter.

EQM's partnership agreement requires EQM to distribute all of its available cash (as defined in EQM's partnership agreement) to EQM unitholders within 45 days after the end of each quarter. EQM declared the following cash distributions to its unitholders, including distributions to EQGP, for the periods presented:

Quarter Ended	EQM Total Quarterly Distribution per Common Unit	EQM Total Quarterly Cash Distribution	EQM Quarterly Distribution to Noncontrolling Interests	EQGP Total Quarterly Distribution Per Common Unit	Date of Distribution
	(Thousands, except per unit data)
2014
March 31	$0.49	$24,950	$13,241	N/A	May 2014
June 30	$0.52	$34,100	$20,482	N/A	August 2014
September 30	$0.55	$37,539	$21,664	N/A	November 2014
2015
March 31	$0.61	$52,222	$29,827	N/A	May 2015
June 30 (1)	$0.64	$56,464	$31,293	$0.04739	August 2015
September 30 (2)	$0.675	$62,396	$33,790	$0.104	November 2015

(1)
The initial cash distribution to EQGP’s unitholders for the second quarter of 2015 of $0.04739 per common unit was pro-rated for the 47-day period from the date of the closing of EQGP's IPO on May 15, 2015 to June 30, 2015.

(2)
On October 20, 2015, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the third quarter of 2015 of $0.675 per common unit. The cash distribution will be paid on November 13, 2015 to unitholders of record, including EQGP, at the close of business on November 2, 2015. Based on the 71,870,181 EQM common units outstanding on October 22, 2015, the aggregate cash distributions to EQGP would be approximately $28.6 million consisting of: $14.7 million in respective of its limited partner interest, $1.2 million in respect of its general partner interest and $12.7 million in respect of its incentive distribution rights in EQM. The distributions in respect of EQGP's general partner interest and incentive distribution rights in EQM are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2015 distribution.

On October 20, 2015, the Board of Directors of the EQGP General Partner declared a cash distribution to EQGP’s unitholders for the third quarter 2015 of $0.104 per common unit, or approximately $27.7 million. The distribution will be paid on November 23, 2015 to unitholders of record at the close of business on November 2, 2015.

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

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQGP and its subsidiaries, including EQM, including guidance regarding EQM's transmission and storage and gathering revenue and volume growth; revenue projections; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to transmission and gathering expansion projects); the timing, cost, capacity and expected interconnections with facilities and pipelines of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP Joint Venture; natural gas production growth in EQM's operating areas for EQT and third parties; asset acquisitions, including EQM's ability to complete asset acquisitions from EQT or third parties; the amount and timing of distributions, including expected increases; the effect of the Allegheny Valley Connector (AVC) facilities lease on distributable cash flow; future projected AVC lease payments; projected operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  EQGP has based these forward-looking statements on current expectations and assumptions about future events. While EQGP considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQGP's control. The risks and uncertainties that may affect the operations, performance and results of EQGP's and EQM's business and forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A, “Risk Factors” of EQGP’s Form 10-Q for the quarterly period ended June 30, 2015.

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

EXECUTIVE OVERVIEW

EQGP's only cash-generating assets consist of its partnership interests in EQM. The EQM General Partner is a wholly owned subsidiary of EQGP and controls EQM through its general partner interest in EQM. Therefore, the financial statements of EQM are consolidated in EQGP's financial statements. As a result, EQGP's results of operations do not differ materially from the results of operations of EQM. Differences between EQGP's and EQM's results are described and reconciled in the following sections.

For the three months ended September 30, 2015, EQM reported net income of $94.1 million compared to $67.7 million for the three months ended September 30, 2014. The increase resulted from higher gathering revenues of $20.4 million and increased transmission and storage revenues of $7.5 million, both of which related to production development in the Marcellus Shale, as well as lower income tax expense. These items were partly offset by a $6.8 million increase in operating expenses and higher interest expense.

For the nine months ended September 30, 2015, EQM reported net income of $280.7 million compared to $181.7 million for the nine months ended September 30, 2014. The increase resulted from higher gathering revenues of $73.5 million and increased transmission and storage revenues of $36.5 million, both of which related to production development in the Marcellus Shale, as well as lower income tax expense. These items were partly offset by a $19.9 million increase in operating expenses and higher interest expense of $13.4 million.

During the third quarter of 2015, EQM entered into an equity distribution agreement that established an "At the Market" common unit offering program, pursuant to which a group of managers, acting as EQM's sales agents, may sell EQM common units having an aggregate offering price of up to $750 million (the $750 million ATM Program). During the three months ended September 30, 2015, EQM issued 827,975 common units at an average price per unit of $76.58. EQM received net proceeds of approximately $62.2 million which were used for general partnership purposes.

On May 15, 2015, EQGP completed its IPO of 26,450,000 common units representing limited partner interests, including 3,450,000 common units issued in connection with the full exercise of the underwriters' over-allotment option, at a price of $27.00 per common unit. EQGP did not receive any proceeds from, or incur any expenses in connection with, the public offering. As the selling unitholder, EQT Gathering Holdings, LLC, a wholly owned subsidiary of EQT, received all proceeds from EQGP's IPO and incurred all expenses in connection with the IPO.

EQM declared a cash distribution to EQM unitholders, including EQGP, of $0.675 per EQM common unit on October 20, 2015, which was 5% higher than the second quarter 2015 distribution of $0.64 per unit and 23% higher than the third quarter 2014 distribution of $0.55 per unit.

EQGP declared a cash distribution to EQGP unitholders of $0.104 per EQGP common unit on October 20, 2015.

Items Affecting the Comparability of EQGP's Financial Results to Those of EQM

The primary items which may result in differences between EQGP's and EQM's results of operations and cash flows are summarized below.

Selling, General and Administrative Expenses

Subsequent to its IPO, EQGP incurs selling, general and administrative expenses as a publicly traded partnership that are separate from and in addition to those incurred by EQM. These expenses include expenses allocated from EQT for compensation and centralized general and administrative services, independent director compensation, auditing, legal and regulatory costs.

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

Distributions

EQGP's partnership agreement requires that all available cash be distributed within 55 days of the end of each quarter. EQGP's only cash-generating assets are its partnership interests in EQM, consisting of general partner units, common units and incentive distribution rights, which provide for quarterly cash distributions from EQM.

2015 Long-Term Incentive Plan

In connection with the IPO, the Board of Directors of the EQGP General Partner adopted the EQT GP Services, LLC 2015 Long-Term Incentive Plan for employees and directors of the EQGP General Partner and those of its affiliates, including EQT and EQM.  The plan permits the grant of phantom units, restricted units, distribution equivalent rights, market-priced options, unit appreciation rights, other equity-based awards and cash-based awards.

The phantom units granted to the independent members of the Board of Directors of the EQGP General Partner will be paid in common units on a director’s termination of service on the general partner’s Board of Directors. As there are no remaining service, performance or market conditions related to these awards, the weighted average phantom unit awards included in both the calculation of basic and diluted weighted average limited partner units outstanding was 2,912 and 2,672 for the three and nine months ended September 30, 2015, respectively.

Working Capital Facility

On May 15, 2015 in connection with the closing of EQGP's IPO, EQGP entered into the Working Capital Facility (as defined in Note G) with EQT. The Working Capital Facility provides for interest bearing loans of up to $50 million outstanding at any one time and matures on the earlier of February 18, 2019 or at least 90 days after EQT gives notice of termination. As of September 30, 2015, EQGP had approximately $0.7 million outstanding under the Working Capital Facility.

Reconciliation of Net Income Attributable to EQM to Net Income Attributable to EQGP

The difference between EQM net income as reported in EQM's quarterly report on Form 10-Q for the quarter ended September 30, 2015 and net income attributable to EQGP is:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands)
Net income attributable to EQM	$94,116	$67,701	$280,741	$181,667
Less:
Net income attributable to noncontrolling interests	55,644	33,739	159,573	79,824
General and administrative expenses	334	—	1,372	—
Interest expense	2	—	2	—
Income taxes	—	8,828	19,067	21,549
Net income attributable to EQGP	$38,136	$25,134	$100,727	$80,294

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

EQM leases the AVC facilities from EQT and operates the facilities as part of its transmission and storage system under the rates, terms and conditions of its FERC-approved tariff. The AVC facilities include an approximately 200 mile pipeline that interconnects with EQM’s transmission and storage system and provides approximately 450 MMcf per day of additional capacity to EQM’s system. Operating revenues and operating expenses related to the AVC facilities do not have an impact on EQM's adjusted EBITDA or distributable cash flow as the excess of the AVC revenues over operating and maintenance and selling, general and administrative expenses is paid to EQT as the current monthly lease payment. All revenues related to the AVC facilities are from third parties.

TRANSMISSION AND STORAGE

RESULTS OF OPERATIONS

The following tables and discussion present a summary of EQM’s transmission and storage results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$57,238	$45,731	25.2	$182,092	$138,898	31.1
Volumetric based fee revenues:
Usage fees under firm contracts(1)	11,200	13,698	(18.2)	30,217	33,983	(11.1)
Usage fees under interruptible contracts	1,468	3,007	(51.2)	5,098	7,997	(36.3)
Total volumetric based fee revenues	12,668	16,705	(24.2)	35,315	41,980	(15.9)
Total operating revenues	69,906	62,436	12.0	217,407	180,878	20.2
Operating expenses:
Operating and maintenance	8,910	6,776	31.5	23,604	17,226	37.0
Selling, general and administrative	8,172	5,950	37.3	23,987	17,442	37.5
Depreciation and amortization	7,776	7,195	8.1	21,561	19,676	9.6
Total operating expenses	24,858	19,921	24.8	69,152	54,344	27.2
Operating income	$45,048	$42,515	6.0	$148,255	$126,534	17.2

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	1,751	1,219	43.6	1,866	1,265	47.5
Volumetric based services(2)	300	598	(49.8)	257	435	(40.9)
Total transmission pipeline throughput	2,051	1,817	12.9	2,123	1,700	24.9

Average contracted firm transmission reservation commitments (BBtu per day)	2,390	1,784	34.0	2,567	1,847	39.0

Capital expenditures	$36,788	$39,826	(7.6)	$116,270	$78,907	47.4

(1)     Includes commodity charges and fees on volumes transported in excess of firm contracted capacity.
(2)     Includes volumes transported under interruptible contracts and volumes in excess of firm contracted capacity.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Transmission and storage revenues increased by $7.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, reflecting production development in the Marcellus Shale by affiliate and third party producers. The increase primarily resulted from higher firm reservation fees of $11.5 million partly offset by lower usage fees under both firm and interruptible contracts. The decrease in usage fees was primarily due to customers contracting for additional firm capacity.

Operating expenses increased by $4.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in operating and maintenance expense resulted from higher repairs and maintenance expenses of $1.4 million associated with increased throughput and higher allocations, including personnel costs, from EQT. Selling, general and administrative expenses increased primarily as a result of higher allocations and personnel costs from EQT, including incentive compensation.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Transmission and storage revenues increased by $36.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, reflecting production development in the Marcellus Shale by affiliate and third party producers. The increase primarily resulted from higher firm reservation fees of $43.2 million partly offset by lower usage fees under both firm and interruptible contracts. The decrease in usage fees was primarily due to customers contracting for additional firm capacity.

Operating expenses increased by $14.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in operating and maintenance expense resulted from higher repairs and maintenance expenses of $3.4 million associated with increased throughput, higher property taxes of $1.3 million and higher allocations, including personnel costs, from EQT. Selling, general and administrative expenses increased primarily as a result of higher allocations and personnel costs from EQT, including incentive compensation. The increase in depreciation and amortization expense was primarily a result of higher depreciation on the increased investment in transmission infrastructure.

GATHERING

RESULTS OF OPERATIONS

The following tables and discussion present a summary of EQM’s gathering results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$64,091	$12,647	406.8	$182,440	$21,079	765.5
Volumetric based fee revenues:
Usage fees under firm contracts(1)	8,562	16,385	(47.7)	25,176	27,492	(8.4)
Usage fees under interruptible contracts	6,230	29,454	(78.8)	23,190	108,708	(78.7)
Total volumetric based fee revenues	14,792	45,839	(67.7)	48,366	136,200	(64.5)
Total operating revenues	78,883	58,486	34.9	230,806	157,279	46.7
Operating expenses:
Operating and maintenance	9,546	7,061	35.2	26,563	22,976	15.6
Selling, general and administrative	6,033	6,724	(10.3)	19,598	20,652	(5.1)
Depreciation and amortization	5,441	5,350	1.7	15,841	13,302	19.1
Total operating expenses	21,020	19,135	9.9	62,002	56,930	8.9
Operating income	$57,863	$39,351	47.0	$168,804	$100,349	68.2

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm reservation	1,120	231	384.8	1,059	130	714.6
Volumetric based services(2)	386	978	(60.5)	409	935	(56.3)
Total gathered volumes	1,506	1,209	24.6	1,468	1,065	37.8

Capital expenditures	$55,387	$64,321	(13.9)	$160,685	$155,176	3.6

(1)    Includes fees on volumes gathered in excess of firm contracted capacity.
(2)     Includes volumes gathered under interruptible contracts and volumes in excess of firm contracted capacity.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Gathering revenues increased by $20.4 million primarily as a result of higher affiliate volumes gathered for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, driven by production development in the Marcellus Shale. EQM significantly increased firm reservation fee revenues in 2015 compared to 2014 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees was primarily due to affiliates contracting for additional firm capacity.

Operating expenses increased by $1.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Operating and maintenance expense increased as a result of higher repairs and maintenance expenses of $1.6 million associated with increased throughput and higher allocations, including personnel costs, from EQT.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Gathering revenues increased by $73.5 million primarily as a result of higher affiliate volumes gathered for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, driven by production development in the Marcellus Shale. EQM significantly increased firm reservation fee revenues in 2015 compared to 2014 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees was primarily due to affiliates contracting for additional firm capacity.

Operating expenses increased by $5.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Operating and maintenance expense increased as a result of higher allocations, including personnel costs, from EQT of $2.8 million and higher repairs and maintenance expenses associated with increased throughput. The increase in depreciation and amortization expense resulted from additional assets placed in-service.

Other Income Statement Items

Equity income relates to EQM's interest in Mountain Valley Pipeline, LLC (MVP Joint Venture) and represents EQM's portion of the MVP Joint Venture's AFUDC related to construction of the Mountain Valley Pipeline (MVP).

Other income primarily represents the equity portion of AFUDC on EQM's regulated projects, which generally increases during periods of increased construction and decreases during periods of reduced construction. Other income increased $0.9 million for the three months ended September 30, 2015 and $2.0 million for the nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively. These increases are primarily related to increased spending on the OVC project.

Interest expense increased by $2.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily related to increased interest of $1.7 million incurred on EQM's long-term debt issued in August 2014 and increased borrowings under EQM's credit facility in 2015. Interest expense increased by $13.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily related to increased interest of $11.7 million incurred on EQM's long-term debt issued in August 2014, increased interest of $2.4 million related to the AVC facilities capital lease and increased borrowings under EQM's credit facility in 2015.

EQGP and EQM are not subject to U.S. federal and state income taxes. As previously noted, the NWV Gathering Acquisition (as defined in Note B) on March 17, 2015 and the Jupiter Acquisition (as defined in Note B) on May 7, 2014 were transactions between entities under common control for which the consolidated financial statements of EQM have been retrospectively recast to reflect the combined entities.  Accordingly, the income tax effects associated with NWV Gathering and Jupiter operations prior to the NWV Gathering Acquisition and the Jupiter Acquisition are reflected in the consolidated financial statements as NWV Gathering and Jupiter were previously part of EQT’s consolidated federal tax return. EQGP's Predecessor was also included in EQT's consolidated income tax return for federal and state tax purposes.  As a result, in addition to EQM's historic income tax provision, the accompanying consolidated financial statements also include the income taxes incurred by the Predecessor computed on a separate-return basis for the period prior to the completion of EQGP's IPO.
The decrease in income tax expense resulted from the timing of the transactions.

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

Reconciliation of EQM Non-GAAP Measures

The following table presents a reconciliation of the non-GAAP measures adjusted EBITDA and distributable cash flow with the most directly comparable EQM GAAP financial measures of net income and net cash provided by operating activities as reported in EQM's quarterly report on Form 10-Q for the quarter ended September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands)
Net income	$94,116	$67,701	$280,741	$181,667
Add:
Interest expense	11,264	8,660	34,361	20,944
Depreciation and amortization expense	13,217	12,545	37,402	32,978
Income tax expense	—	6,311	6,703	25,906
Non-cash long-term compensation expense	328	779	1,133	2,584
Less:
Equity income	(753)	—	(1,147)	—
Other income	(1,716)	(806)	(3,599)	(1,634)
Capital lease payments for AVC (1)	(3,078)	(3,565)	(15,349)	(14,760)
Adjusted EBITDA attributable to Jupiter prior to acquisition (2)	—	—	—	(34,733)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (3)	—	(20,178)	(19,841)	(43,236)
Adjusted EBITDA	$113,378	$71,447	$320,404	$169,716
Less:
Interest expense, excluding capital lease interest	(5,697)	(3,939)	(16,971)	(5,931)
Ongoing maintenance capital expenditures, net of expected reimbursements (4)	(5,902)	(5,718)	(8,827)	(10,539)
Distributable cash flow	$101,779	$61,790	$294,606	$153,246

Net cash provided by operating activities	$80,761	$76,397	$319,863	$211,729
Adjustments:
Interest expense	11,264	8,660	34,361	20,944
Current tax expense	—	343	3,705	12,161
Capital lease payments for AVC (1)	(3,078)	(3,565)	(15,349)	(14,760)
Adjusted EBITDA attributable to Jupiter prior to acquisition (2)	—	—	—	(34,733)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (3)	—	(20,178)	(19,841)	(43,236)
Other, including changes in working capital	24,431	9,790	(2,335)	17,611
Adjusted EBITDA	$113,378	$71,447	$320,404	$169,716

(1) Capital lease payments presented are the amounts incurred on an accrual basis and do not reflect the timing of actual cash payments. These lease payments are generally made monthly on a one month lag.

(2)
Adjusted EBITDA attributable to Jupiter prior to acquisition for the periods presented was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by Jupiter prior to EQM's acquisition; therefore, they were not amounts that could have been distributed to EQM's unitholders.  Adjusted EBITDA attributable to Jupiter for the nine months ended September 30, 2014 was calculated as net income of $20.1 million plus depreciation and amortization expense of $2.1 million plus income tax expense of $12.5 million.

(3)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition for the periods presented was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by NWV Gathering prior to EQM's acquisition;  therefore, they were not amounts that could have been distributed to EQM's unitholders.  Adjusted EBITDA attributable to NWV Gathering for the nine months ended September 30, 2015 was calculated as net income of $11.1 million plus depreciation and amortization expense of $2.0 million plus income tax expense of $6.7 million. Adjusted EBITDA attributable to NWV Gathering for the three and nine months ended September 30, 2014 was calculated as net income of $11.2 million and $23.6 million, respectively, plus depreciation and amortization expense of $2.7 million and $6.2 million, respectively, plus income tax expense of $6.3 million and $13.4 million, respectively.

(4)
Ongoing maintenance capital expenditures, net of expected reimbursements excludes ongoing maintenance attributable to NWV Gathering prior to acquisition of $0.3 million for the nine months ended September 30, 2015 and 2014. Additionally, it excludes ongoing maintenance capital expenditures that EQM expects to be reimbursed or that was reimbursed by EQT under the terms of EQM's omnibus agreement of $5.7 million for the three months ended September 30, 2015 and $7.4 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

EQM's adjusted EBITDA increased by $41.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $150.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily a result of higher operating income due to increased firm reservation fee revenues related to production development in the Marcellus Shale and the acquisitions, which resulted in EBITDA subsequent to the transactions being reflected in adjusted EBITDA. Distributable cash flow increased by $40.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $141.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, mainly attributable to the increase in adjusted EBITDA which was partly offset by an increase in interest expense, excluding capital lease interest.

Outlook

EQGP's principal business objective is to increase the quarterly cash distribution it pays to its unitholders over time through its ownership interests in EQM. EQM's principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. EQM believes that it is well positioned to achieve growth based on the combination of its relationship with EQT and its strategically located assets, which cover portions of the Marcellus and Utica Shales that lack substantial natural gas pipeline infrastructure. EQM believes it will have a competitive advantage in pursuing economically attractive organic expansion projects in its areas of operations, which EQM believes will be a key driver of growth in the future. EQM is also currently pursuing organic growth projects that are expected to provide access to markets in the Midwest, Gulf Coast and Southeast regions. Additionally, EQM may acquire additional midstream assets from EQT or pursue asset acquisitions from third parties. Should EQT choose to pursue midstream asset sales, it is under no contractual obligation to offer the assets to EQM.

EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and other third party producers:

•
Third Party Projects. In July 2015, EQM announced its agreement with Range Resources - Appalachia, LLC to construct a natural gas header pipeline in southwestern Pennsylvania to support Marcellus and Utica development at a cost of approximately $250 million (the Range Resources project). The pipeline is contracted to provide 550 MDth per day of firm capacity and is backed by a ten-year firm capacity reservation commitment. EQM plans to complete the project in two phases, with phase one expected to be in-service by the third quarter of 2016 and phase two by mid-year 2017. The majority of EQM's capital investment for the project is expected throughout 2016 and the first half of 2017. EQM expects to invest approximately $30 million to $40 million on this and other gathering infrastructure projects for third party producers during 2015.

•
Gathering System Expansions. EQM expects capital expenditures of approximately $100 million in 2015 related to expansion in the Jupiter development area that will raise total firm gathering capacity in that area to 775 MMcf per day. The Jupiter expansion is fully subscribed and was recently placed into service. In addition, EQM expects to invest a total of approximately $370 million, of which approximately $65 million is expected to be spent during 2015, related to expansion in the NWV Gathering development area. These expenditures are part of an additional fully subscribed expansion project expected to raise total firm gathering capacity in the NWV Gathering development area from the current 460 MMcf per day to 640 MMcf per day by year-end 2017.

•
Ohio Valley Connector. The OVC includes a 36-mile pipeline that will extend EQM's transmission and storage system from northern West Virginia to Clarington, Ohio, at which point it will interconnect with the Rockies Express Pipeline and the Texas Eastern Pipeline. EQM submitted the OVC certificate application, which also includes related transmission expansion projects described below, to the FERC in December of 2014 and anticipates receiving the certificate in the fourth quarter of 2015. Subject to FERC approval, construction is scheduled to begin shortly thereafter and the pipeline is expected to be in-service in the third quarter of 2016. The OVC will provide approximately 850 BBtu per day of transmission capacity and the greenfield portion is estimated to cost approximately $300 million, of which $100 million to $110 million is expected to be spent in 2015. EQM has entered into a 20-year precedent agreement for a total of 650 BBtu per day of firm transmission capacity on the OVC.

•
Transmission Expansion Projects. EQM also plans to begin several multi-year transmission expansion projects to support the continued growth of the Marcellus and Utica development. The projects may include pipeline looping, compression installation and new pipeline segments, which combined are expected to increase transmission capacity by approximately 1.0 Bcf per day by year-end 2017. Combined with the Antero Resources (Antero) transmission project which was completed in the second quarter of 2015, EQM expects to spend approximately $50 million on these transmission projects during 2015.

•
Mountain Valley Pipeline. On March 30, 2015, EQM assumed EQT's majority interest in the MVP Joint Venture, a joint venture with affiliates of each of NextEra Energy, Inc., WGL Holdings, Inc.,Vega Energy Partners, Ltd. and RGC Resources, Inc. EQM, which currently owns a majority interest in the MVP Joint Venture, also assumed the role of operator of the MVP to be constructed by the joint venture. The estimated 300-mile MVP is currently targeted at 42" in diameter and a minimum capacity of 2.0 Bcf per day, and will extend from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2015, EQM expects to spend approximately $105 million to $115 million for its acquisition of the MVP Interest from EQT and capital contributions to the MVP Joint Venture, primarily in support of environmental and land assessments, design work and materials. Expenditures are expected to increase substantially as construction commences, with the bulk of the expenditures expected to be made in 2017 and 2018. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including an approximately 1.3 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. As a result, the final project scope and total capacity has not yet been determined; however, the voluntary pre-filing process with the FERC began in October 2014. The pipeline, which is subject to FERC approval, is expected to be in-service during the fourth quarter of 2018.

Capital Resources and Liquidity

Other than the cash required to maintain the EQM General Partner's general partner interest in EQM, EQGP historically has not had any material capital requirements separate from those of EQM. Going forward EQGP does not expect to have capital requirements separate from EQM, except to the extent that EQGP elects to purchase additional general partner units to maintain its existing general partner interest in EQM or to provide funds for distributions.

EQM’s principal liquidity requirements are to finance its operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. EQM’s ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. EQM’s available sources of liquidity include cash generated from operations, borrowing under EQM's credit facility, cash on hand, debt offerings and issuances of additional EQM partnership units.

On May 15, 2015, in connection with the closing of EQGP's IPO, EQGP entered into the Working Capital Facility with EQT as discussed under the caption "Working Capital Facility" within the section "Items Affecting the Comparability of EQGP's Financial Results to Those of EQM." As of September 30, 2015, EQGP had approximately $0.7 million outstanding under the Working Capital Facility.

Operating Activities

The increase in net cash provided by operating activities of $107.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was driven by higher operating income. Contributing factors for this increase are discussed in the “Executive Overview” and "Business Segment Results of Operations" sections herein.

Investing Activities

The increase in net cash used in investing activities of $493.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to the acquisition of the NWV Gathering net assets from EQT, the purchase of the preferred interest in EQT Energy Supply, LLC, increased capital expenditures and the acquisition of EQT's interest in the MVP Joint Venture (MVP Interest Acquisition) as well as the capital contributions to the

MVP Joint Venture in the third quarter of 2015. See discussion of capital expenditures in the “Capital Requirements” section below.

Financing Activities

Net cash provided by financing activities totaled $402.8 million for the first nine months of 2015 compared to $123.4 million for the first nine months of 2014.  Cash inflows for the first nine months of 2015 from EQM equity offerings and net short-term loans were partly offset by cash payments for the NWV Gathering Acquisition in excess of net assets acquired and distributions. Cash inflows for the first nine months of 2014 related to the May EQM equity and debt offerings and net short-term loans were partly offset by cash payments for the Jupiter Acquisition in excess of net assets acquired and distributions.

EQM Capital Requirements

The transmission, storage and gathering businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations. EQM capital expenditures for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands)
Expansion capital expenditures (1)	$80,078	$95,582	$257,932	$216,761
Maintenance capital expenditures:
Ongoing maintenance	11,562	5,702	16,572	11,373
Funded regulatory compliance	535	2,863	2,451	5,949
Total maintenance capital expenditures	12,097	8,565	19,023	17,322
Total capital expenditures (2)	$92,175	$104,147	$276,955	$234,083

(1) Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture. During the third quarter of 2015, EQM made capital contributions to the MVP Joint Venture of approximately $30 million. In addition, in conjunction with EQM's acquisition of EQT's majority ownership interest in the MVP Joint Venture, EQM reimbursed EQT for EQT's capital contributions to the MVP Joint Venture as described in Note B.

(2)  EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid.  These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were $23.5 million and $19.6 million at September 30, 2015 and 2014, respectively. Additionally, EQM capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were less than $0.1 million and approximately $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and less than $0.1 million and approximately $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Expansion capital expenditures decreased by $15.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of the timing of spending on projects. In the third quarter of 2015, expansion capital expenditures primarily related to the following projects: Jupiter expansion, the OVC and NWV Gathering expansion. In the third quarter of 2014, expansion capital expenditures primarily related to the following projects: the NWV Gathering and Jupiter expansions, the OVC, the Jefferson compressor station expansion, third party projects and the Antero transmission projects. The Jefferson compressor station expansion project was placed into service in September 2014. Third party projects were completed in the fourth quarter of 2014. The first Antero transmission project was placed into service during the fourth quarter of 2014 and the second Antero transmission project was placed into service in the second quarter of 2015.

Expansion capital expenditures increased by $41.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of the timing of spending on projects. For the nine months ended September 30, 2015, expansion capital expenditures primarily related to the following projects: the OVC, the Jupiter and NWV Gathering expansions and the Antero transmission project. For the nine months ended September 30, 2014, expansion capital expenditures primarily related to the following projects: the NWV Gathering and Jupiter expansions, third party projects, the Jefferson compressor station expansion, the OVC and the Antero transmission projects.

Ongoing maintenance capital expenditures are cash expenditures made to maintain, over the long term, EQM operating capacity or operating income. Ongoing maintenance capital expenditures increased by $5.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $5.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily related to the timing of projects

Funded regulatory compliance capital expenditures decreased by $2.3 million and $3.5 million for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. EQM identified two specific regulatory compliance initiatives prior to its IPO in 2012 for which it retained approximately $32 million from the net proceeds of the IPO. EQM has spent approximately $28.9 million since the IPO on these initiatives.

In 2015, expansion capital expenditures and MVP capital contributions, including the MVP Interest Acquisition, are expected to total $450 million to $480 million. EQM’s future capital investments may vary significantly from period to period based on the available investment opportunities and will grow substantially in future periods for the OVC project, MVP capital contributions and the Range Resources project. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under its credit facility, debt offerings and the issuance of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential midstream projects not committed as of the filing of this Quarterly Report on Form 10-Q.

EQM Short-term Borrowings

EQM has a $750 million credit facility that expires in February 2019 and had $350 million outstanding as of September 30, 2015. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows EQM to increase the available revolving borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. EQM has the right to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. EQM’s obligations under the revolving portion of the credit facility are unsecured.

EQM’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of September 30, 2015, EQM was in compliance with all credit facility provisions and covenants.

EQM Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at September 30, 2015. Changes in credit ratings may affect EQM’s cost of future borrowings (including interest rates and fees under its credit facility), collateral requirements under joint venture arrangements and construction contracts and access to the credit markets.

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

EQM At the Market Equity Program

During the third quarter of 2015, EQM established the $750 million ATM Program. As of October 22, 2015, EQM had approximately $663 million in remaining capacity under the program.

Distributions

On October 20, 2015, the Board of Directors of the EQGP General Partner declared a cash distribution to EQGP’s unitholders for the third quarter 2015 of $0.104 per common unit, or approximately $27.7 million. The distribution will be paid on November 23, 2015 to unitholders of record at the close of business on November 2, 2015.

On October 20, 2015, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the third quarter of 2015 of $0.675 per common unit. The cash distribution will be paid on November 13, 2015 to unitholders of record, including EQGP, at the close of business on November 2, 2015. Based on the 71,870,181 EQM common units outstanding on October 22, 2015, the aggregate cash distributions to EQGP would be approximately $28.6 million consisting of: $14.7 million in respective of its limited partner interest, $1.2 million in respect of its general partner interest and $12.7 million in respect of its incentive distribution rights in EQM. The distributions in respect of EQGP's general partner interest and incentive distribution rights in EQM are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2015 distribution.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, EQM has issued a $110 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate, and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget.

Critical Accounting Policies

EQGP’s critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the prospectus dated May 11, 2015 and filed with the SEC on May 12, 2015 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended and are incorporated herein by reference. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQGP’s consolidated financial statements in Part I, Item 1 on this Quarterly Report on Form 10-Q for the period ended September 30, 2015. The application of EQGP’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest EQGP and EQM earn on cash, cash equivalents and short-term investments and the interest rates EQGP and EQM pay on borrowings on their credit facilities. EQM's long-term borrowings are fixed rate and thus do not expose EQM to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note G to the consolidated financial statements for further discussion of short-term borrowings and Note H to the consolidated financial statements for a discussion of fair value measurements. EQGP or EQM may from time to time hedge the interest on portions of their borrowings under their credit facilities in order to manage risks associated with floating interest rates.

Credit Risk

EQGP is exposed to credit risk through EQM. Credit risk is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM’s FERC tariff requires tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of EQM’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. EQM is also exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, LLC, one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At September 30, 2015, EQT’s public senior debt had an investment grade credit rating.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of the EQGP General Partner, including the general partner’s Principal Executive Officer and Principal Financial Officer, an evaluation of EQGP’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer of the EQGP General Partner concluded that EQGP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, EQGP's internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of EQGP’s Form 10-Q for the quarterly period ended June 30, 2015. There have been no material changes from the risk factors previously disclosed in EQGP's Form 10-Q for the quarter ended June 30, 2015.

Item 6. Exhibits

10.1
Exhibit A to Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated March 10, 2015, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Vega Midstream MVP LLC, VED NPI IV, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC (as amended effective as of October 1, 2015).

10.2	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between EQT Corporation and Theresa Z. Bone.
10.3	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between EQT Corporation and Theresa Z. Bone.
10.4	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR20242-852, dated September 24, 2014, between Equitrans, L.P. and EQT Energy, LLC.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101	Interactive Data File.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT GP Holdings, LP
(Registrant)

By:	EQT GP Services, LLC, its General Partner

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  October 22, 2015

INDEX TO EXHIBITS

Exhibit No.	Document Description	Method of Filing
10.1
Exhibit A to Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated March 10, 2015, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Vega Midstream MVP LLC, VED NPI IV, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC (as amended effective as of October 1, 2015).
Filed as Exhibit 10.1 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) filed on October 22, 2015 which is incorporated herein by reference.
10.2	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between EQT Corporation and Theresa Z. Bone.	Filed as Exhibit 10.3 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) filed on October 22, 2015 which is incorporated herein by reference.
10.3	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between EQT Corporation and Theresa Z. Bone.	Filed as Exhibit 10.4 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) filed on October 22, 2015 which is incorporated herein by reference.
10.4	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR20242-852, dated September 24, 2014, between Equitrans, L.P. and EQT Energy, LLC.	Filed as Exhibit 10.5 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) filed on October 22, 2015 which is incorporated herein by reference.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.