Form 10-K
period 2015-12-31
EQT GP Holdings, LP
filed 2016-02-11
CIK 1632933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
or
 FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER 001-35574

EQT GP Holdings, LP
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 625 Liberty Avenue, Suite 1700 Pittsburgh, Pennsylvania (Address of principal executive offices)	30-0855134 (IRS Employer Identification No.) 15222 (Zip Code)

Registrant’s telephone number, including area code:  (412) 553-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the Common Units held by non-affiliates of the registrant as of June 30, 2015: $875 million

At January 29, 2016, there were 266,165,000 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA – a supplemental non-GAAP financial measure defined as EQT Midstream Partners, LP's (EQM) net income plus interest expense, depreciation and amortization expense, income tax expense (if applicable) and non-cash long-term compensation expense less other non-cash adjustments (if applicable), equity income, other income, capital lease payments, Jupiter adjusted EBITDA prior to the Jupiter Acquisition and NWV Gathering adjusted EBITDA prior to the NWV Gathering Acquisition.

AFUDC (Allowance for Funds Used During Construction) – carrying costs for the construction of certain long-lived regulated assets are capitalized and amortized over the related assets’ estimated useful lives. The capitalized amount for construction of regulated assets includes interest cost and a designated cost of equity for financing the construction of these regulated assets.

Appalachian Basin – the area of the United States composed of those portions of West Virginia, Pennsylvania, Ohio, Maryland, Kentucky and Virginia that lie in the Appalachian Mountains.

British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

distributable cash flow – a supplemental non-GAAP financial measure defined by EQM as EQM's adjusted EBITDA less interest expense, excluding capital lease interest and ongoing maintenance capital expenditures, net of reimbursements.

EQGP omnibus agreement – the agreement entered into among EQT GP Holdings, LP (EQGP), its general partner and EQT Corporation (EQT) in connection with EQGP’s initial public offering, pursuant to which EQT agreed to provide EQGP with, and EQGP agreed to reimburse EQT for, certain general and administrative services, and EQT agreed to provide a license to use the name “EQT” and related marks in connection with EQGP’s business.

EQM omnibus agreement – the agreement, as amended, entered into among EQM, its general partner and EQT in connection with EQM's initial public offering, pursuant to which EQT agreed to provide EQM with certain general and administrative services and a license to use the name “EQT” and related marks in connection with EQM’s business. The EQM omnibus agreement also provides for certain indemnification and reimbursement obligations between EQM and EQT.

firm contracts – contracts for transmission, storage or gathering services that generally obligate customers to pay a fixed monthly charge to reserve an agreed upon amount of pipeline or storage capacity regardless of the actual capacity used by a customer during each month.

gas – all references to “gas” refer to natural gas.

horizontal wells – wells that are drilled horizontal or near horizontal to increase the length of the well bore penetrating the target formation.

Jupiter Acquisition – On May 7, 2014, EQT contributed the Jupiter natural gas gathering system (Jupiter) to EQM Gathering Opco, LLC (EQM Gathering), an indirect wholly owned subsidiary of EQM.

liquefied natural gas or LNG – natural gas that has been cooled to minus 161 degrees celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times.

local distribution company or LDC – LDCs are companies involved in the delivery of natural gas to consumers within a specific geographic area.

NGA – Natural Gas Act of 1938.

NGPA – Natural Gas Policy Act of 1978.

PSCT – Pipeline Safety Cost Tracker.

play – a proven geological formation that contains commercial amounts of hydrocarbons.

receipt point – the point where production is received by or into a gathering system or transmission pipeline.

reservoir – a porous and permeable underground formation containing an individual and separate natural accumulation of producible hydrocarbons (crude oil and/or natural gas) which is confined by impermeable rock or water barriers and is characterized by a single natural pressure system.

Sunrise Merger – On July 22, 2013, Sunrise Pipeline, LLC (Sunrise) merged into Equitrans, L.P. (Equitrans), an indirect wholly owned subsidiary of EQM.

throughput – the volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period.

wellhead – the equipment at the surface of a well used to control the well’s pressure and the point at which the hydrocarbons and water exit the ground.

working gas – the volume of natural gas in the storage reservoir that can be extracted during the normal operation of the storage facility.

Abbreviations

ASC - Accounting Standards Codification
CERCLA – Comprehensive Environmental Response, Compensation, and Liability Act
DOT – U.S. Department of Transportation
FASB – Financial Accounting Standards Board
FERC – Federal Energy Regulatory Commission
GAAP – Generally Accepted Accounting Principles
IPO – Initial Public Offering
IRS – Internal Revenue Service
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
PHMSA – Pipeline and Hazardous Materials Safety Administration of the DOT
SEC – Securities and Exchange Commission

Measurements
Btu = British thermal unit
BBtu  = billion British thermal units
Bcf    = billion cubic feet
Bcfe   =  billion cubic feet of natural gas
equivalents, with one barrel of NGLs and crude oil
being equivalent to 6,000 cubic feet of natural gas
Dth  =  dekatherm or million British thermal units
Mcf    = thousand cubic feet
MMBtu  =  million British thermal units
MMcf   = million cubic feet
Tcfe = trillion cubic feet equivalent

Cautionary Statements

Disclosures in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10-K include the matters discussed in the sections captioned “Strategy” in Item 1, “Business” and “Outlook” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQGP and its subsidiaries, including EQM, including guidance regarding EQM’s transmission and storage and gathering revenue and volume growth; revenue projections; the weighted average contract life of transmission, storage and gathering contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to transmission and gathering expansion projects); the timing, cost, capacity and expected interconnections with facilities and pipelines of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP Joint Venture; natural gas production growth in EQM’s operating areas for EQT and third parties; asset acquisitions, including EQM’s ability to complete any asset acquisitions from EQT or third parties; the amount and timing of distributions, including expected increases; the use of proceeds from EQM capital market transactions; the effect of the Allegheny Valley Connector (AVC) facilities lease on distributable cash flow; future projected AVC lease payments; EQM's projected operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Annual Report on Form 10-K involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  EQGP has based these forward-looking statements on current expectations and assumptions about future events.  While EQGP considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQGP’s control. The risks and uncertainties that may affect the operations, performance and results of EQGP’s and EQM's business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Any forward-looking statement speaks only as of the date on which such statement is made and EQGP does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

In reviewing any agreements incorporated by reference in or filed with this Annual Report on Form 10-K, please remember that such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about EQGP or EQM. The agreements may contain representations and warranties by EQGP or EQM, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to such agreements should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments.  Accordingly, these representations and warranties alone may not describe the actual state of affairs of EQGP or its affiliates as of the date they were made or at any other time.

PART I

Item 1. Business

EQT GP Holdings, LP (EQGP), which completed its initial public offering (IPO) on May 15, 2015, is a Delaware limited partnership formed in January 2015 to own EQT Corporation's (EQT) partnership interests in EQT Midstream Partners, LP (EQM). EQT Midstream Services, LLC (EQM General Partner) is a direct wholly owned subsidiary of EQGP and is EQM's general partner. EQT GP Services, LLC (EQGP General Partner) is an indirect wholly owned subsidiary of EQT and is EQGP's general partner.

     When used for periods prior to the completion of the IPO, references in this Form 10-K to EQGP refer to EQGP's Predecessor, which includes the assets, liabilities and results of operations of the EQM General Partner and EQT Midstream Investments, LLC (EQM LP), an indirect wholly owned subsidiary of EQT that, together with the EQM General Partner, owned EQT's partnership interests in EQM prior to EQGP’s IPO. Financial statements contained in this Form 10-K reflect the assets, liabilities and operations of EQGP for periods beginning at or following the IPO. All references in this Annual Report on Form 10-K to "EQT" refers to EQT Corporation in its individual capacity or to EQT and its consolidated subsidiaries, as the context requires.

 Overview

EQT GP Holdings (NYSE: EQGP) was formed in January 2015 as a Delaware limited partnership and wholly owned subsidiary of EQT Gathering Holdings, LLC (EQT Gathering Holdings), which is a Delaware limited liability company and wholly owned subsidiary of EQT Corporation (NYSE: EQT). EQGP was formed to own EQT's partnership interests in EQT Midstream Partners (NYSE: EQM), a growth-oriented Delaware limited partnership formed by EQT to own, operate, acquire and develop midstream assets in the Appalachian Basin.

EQGP has no independent operations. EQGP's only cash-generating assets are its partnership interests in EQM, which include: (i) 21,811,643 EQM common units, representing a 27.6% limited partner interest in EQM, (ii) 1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM, and (iii) all of the incentive distribution rights in EQM.  The EQM General Partner is a wholly owned subsidiary of EQGP and controls EQM through its general partner interest in EQM.  Therefore, the financial statements of EQM are consolidated in EQGP's financial statements.

EQM provides midstream services to EQT and multiple third parties across 22 counties in Pennsylvania and West Virginia through its two primary assets: the transmission and storage system, which serves as a header system transmission pipeline, and the gathering system, which delivers natural gas from wells and other receipt points to transmission pipelines. EQM provides substantially all of its natural gas transmission, storage and gathering services under contracts with long-term, firm reservation and/or usage fees. This contract structure enhances the stability of EQM's cash flows and limits its direct exposure to commodity price risk. For the year ended December 31, 2015, approximately 82% of EQM's revenues were generated from capacity reservation charges under long-term firm contracts. Including contracts on the Allegheny Valley Connector (AVC) facilities and contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, firm transmission and storage contracts have a weighted average remaining term of approximately 17 years and firm gathering contracts have a weighted average remaining term of approximately 9 years as of December 31, 2015, in each case based on total projected contracted revenues. EQM’s operations are primarily focused in southwestern Pennsylvania and northern West Virginia, a strategic location in the core of the natural gas shale plays known as the Marcellus and Utica Shales. This same region is also the core operating area of EQT, EQM's largest customer. EQT accounted for approximately 73% of EQM's revenues generated for the year ended December 31, 2015. EQM believes that its strategically located assets, combined with its working relationship with EQT, position it as a leading Appalachian Basin midstream energy company.

EQT is one of the largest natural gas producers in the Appalachian Basin. As of December 31, 2015, EQT reported 10.0 Tcfe of proved natural gas, natural gas liquids and crude oil reserves and, for the year ended December 31, 2015, EQT reported total production sales volumes of 603 Bcfe, representing a 27% increase compared to the year ended December 31, 2014. Since 2011, EQT has successfully grown production by 202% through the year ended December 31, 2015, primarily driven by production from the Marcellus Shale. EQT has announced that estimated sales volumes in 2016 are expected to be 700 to 720 Bcfe, an increase of approximately 18% over 2015. EQT has also announced a 2016 capital expenditure forecast of $820 million for well development, which will be focused in the Marcellus and Utica Shales. EQM believes its economic relationship with EQT incentivizes EQT to provide EQM with access to production growth in and around EQM's existing assets and with organic growth and acquisition opportunities, although EQT is under no obligation to make such opportunities available to EQM.

2015 EQGP Initial Public Offering

On May 15, 2015, EQGP completed its IPO of 26,450,000 common units representing limited partner interests, including 3,450,000 common units issued in connection with the full exercise of the underwriters' over-allotment option, at a price of $27.00 per common unit. EQGP did not receive any proceeds from, or incur any expenses in connection with the IPO. As the selling unitholder, EQT Gathering Holdings received all proceeds from and incurred all expenses in connection with EQGP's IPO.

2015 EQM Highlights

During 2015, EQM completed the following acquisitions:

•
NWV Gathering Acquisition. On March 17, 2015, EQT contributed the Northern West Virginia Marcellus gathering system (NWV Gathering) to EQM Gathering. EQM paid total consideration of $925.7 million to EQT, consisting of approximately $873.2 million in cash, 511,973 EQM common units and 178,816 EQM general partner units. As of December 31, 2015, NWV Gathering consisted of approximately 85 miles of high pressure natural gas gathering pipeline and 11 compressor units with approximately 34,500 horsepower of compression and a wet gas header pipeline, which is an approximately 30-mile high pressure pipeline that receives wet gas from development areas in northern West Virginia and provides delivery to the MarkWest Mobley processing facility. The NWV Gathering assets also interconnect with EQM's transmission and storage system and had firm gathering capacity of approximately 560 MMcf per day as of December 31, 2015.

•
MVP Interest Acquisition. On March 30, 2015, EQM assumed 100% of the membership interests in MVP Holdco, LLC (MVP Holdco), the owner of the interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture), which at the time was an indirect wholly owned subsidiary of EQT. EQM paid EQT approximately $54.2 million which was equal to 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. During 2015, ownership interests totaling 11% in the MVP Joint Venture were sold for reimbursement of capital contributions. In January 2016, EQM sold 8.5% of its ownership interest in the MVP Joint Venture for reimbursement of $12.5 million of capital contributions. The counterparty to this sale has the right to terminate its purchase of the interest in the MVP Joint Venture and be reimbursed for the purchase price and all capital contributions it makes to the MVP Joint Venture for a period ending no later than December 31, 2016. As of February 11, 2016, EQM owned a 45.5% interest in the MVP Joint Venture. See further discussion of the Mountain Valley Pipeline (MVP) project in the Transmission and Storage System discussion.

•
Preferred Interest Acquisition. On April 15, 2015, pursuant to the NWV Gathering Acquisition contribution and sale agreement, EQM acquired a preferred interest (the Preferred Interest) in EQT Energy Supply, LLC (EES), which at the time was an indirect wholly owned subsidiary of EQT, from EQT for approximately $124.3 million. EES generates revenue from services provided to a local distribution company.

Also during 2015, EQM completed the following capital market transactions:

•
March Offering. On March 17, 2015, EQM completed an underwritten public offering of 8,250,000 common units. On March 18, 2015, the underwriters exercised their option to purchase 1,237,500 additional common units on the same terms as the offering. EQM received net proceeds of approximately $696.6 million after deducting the underwriters' discount and offering expenses. EQM used the net proceeds from the offering and borrowings under EQM's credit facility to finance the cash consideration paid to EQT in connection with the NWV Gathering Acquisition.

•
ATM Offerings. During the third quarter of 2015, EQM entered into an equity distribution agreement that established an At the Market common unit offering program, pursuant to which a group of managers, acting as EQM's sales agents, may sell EQM common units having an aggregate offering price of up to $750 million (the $750 million ATM Program). During the third and fourth quarters of 2015, EQM issued 1,162,475 common units at an average price per unit of $74.92. EQM received net proceeds of approximately $85.5 million which were used for general partnership purposes.

•
November Offering. On November 16, 2015, EQM completed an underwritten public offering of 5,650,000 common units. EQM received net proceeds of $399.9 million after deducting the underwriters' discount and offering expenses. The net proceeds will be used for general partnership purposes, including to fund a portion of EQM's anticipated 2016 capital expenditures related to transmission and gathering expansion projects and to repay amounts outstanding under EQM's credit facility.

Properties

The following table provides information regarding the transmission and storage and gathering systems as of December 31, 2015, including the AVC facilities that EQM leases from EQT:

System	Approximate Number of Miles	Approximate Number of Receipt Points	Approximate Compression (Horsepower)
Transmission and storage	700	80	69,000
AVC (leased transmission and storage)	200	70	13,000
Gathering	1,685	2,300	127,000

Transmission and Storage System

As of December 31, 2015, EQM’s transmission and storage system included an approximately 700-mile FERC-regulated interstate pipeline that connects to five interstate pipelines and multiple distribution companies. The transmission system is supported by 14 associated natural gas storage reservoirs with approximately 400 MMcf per day of peak withdrawal capacity, 32 Bcf of working gas capacity and 27 compressor units, with total throughput capacity of approximately 3.1 Bcf per day as of December 31, 2015. Through a lease with EQT, EQM also operates the AVC facilities, which include an approximately 200-mile FERC-regulated interstate pipeline that interconnects with EQM’s transmission and storage system. As of December 31, 2015, the AVC facilities provided 0.45 Bcf per day of additional firm capacity to EQM’s system and are supported by four associated natural gas storage reservoirs with approximately 260 MMcf per day of peak withdrawal capacity, approximately 11 Bcf of working gas capacity and 11 compressor units. Revenues associated with EQM’s transmission and storage system, including those on AVC, represented approximately 48%, 53% and 49% of its total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, firm transmission and storage contracts, including those on the AVC facilities and contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, have a weighted average remaining term of approximately 17 years based on total projected contracted revenues.

In the ordinary course of its business, EQM pursues transmission projects aimed at profitably increasing system capacity. In the second quarter 2015, EQM completed a project for Antero Resources Corporation (Antero) that added approximately 100 MMcf per day of capacity to EQM's transmission system at a cost of approximately $25 million.

In 2016, EQM will focus on the following transmission projects:

•
Ohio Valley Connector. The Ohio Valley Connector (OVC) is a 37-mile pipeline that will extend EQM's transmission and storage system from northern West Virginia to Clarington, Ohio, at which point it will interconnect with the Rockies Express Pipeline and may interconnect with other pipelines and liquidity points. The OVC will provide approximately 850 BBtu per day of transmission capacity with an aggregate compression of approximately 38,000 horsepower and is estimated to cost $350 million to $380 million, of which $210 million to $220 million is expected to be spent in 2016. EQT has entered into a 20-year precedent agreement with EQM for a total of 650 BBtu per day of firm transmission capacity on the OVC. EQM received its FERC certificate to construct and operate the OVC on December 30, 2015 and construction began in January 2016. EQM expects the OVC to be in-service by year-end 2016.

•
Transmission Expansion Projects. EQM is evaluating several multi-year transmission capacity expansion projects to support production growth in the Marcellus and Utica Shales that could total an additional 1.5 Bcf per day of capacity by year-end 2018. The projects may include additional compression, pipeline looping and new header pipelines. EQM expects to spend approximately $25 million on these expansion projects during 2016.

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (ConEd), WGL Holdings, Inc.,Vega Energy Partners, Ltd. and RGC Resources, Inc. As of February 11, 2016, EQM owned a 45.5% interest in the MVP Joint Venture and had assumed the role of operator of the MVP to be constructed by the joint venture. The estimated 300-mile MVP is currently targeted at 42 inches in diameter and a capacity of 2.0 Bcf per day, and will extend from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2016, EQM expects to provide capital contributions of approximately $150 million to the MVP Joint Venture, primarily in support of material orders, environmental and land assessments and engineering design work. Expenditures are expected to increase substantially as construction commences, with the bulk of the expenditures expected to be made in 2017 and 2018. On January 21, 2016, affiliates of ConEd acquired a 12.5% interest in the MVP Joint Venture and entered into 20-year firm capacity commitments for approximately 0.25 Bcf per day on both the MVP and EQM’s transmission system. ConEd has the right to terminate its purchase of the interest in the MVP Joint Venture and be reimbursed for the purchase price and all capital contributions it makes to the MVP Joint Venture for a period ending no later than December 31, 2016. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. The MVP Joint Venture submitted the MVP certificate application to the FERC in October 2015 and anticipates receiving the certificate in the fourth quarter of 2016. Subject to FERC approval, construction is scheduled to begin shortly thereafter and the pipeline is expected to be in-service during the fourth quarter of 2018.

EQM generally provides transmission and storage services in two manners: firm service and interruptible service. The fixed monthly fee under a firm contract is referred to as a capacity reservation fee, which is recognized ratably over the contract period based on the contracted volume regardless of the amount of natural gas that is transported or stored. In addition to capacity reservation fees, EQM may also collect usage fees when a firm transmission customer uses the capacity it has reserved under these firm transmission contracts. Where applicable, the usage fees are assessed on the actual volume of natural gas transported on the system. A firm customer is billed an additional usage fee on volumes in excess of firm capacity when the level of natural gas received for delivery from the customer exceeds its reserved capacity. Customers are not assured capacity or service for volumes in excess of firm capacity on the applicable pipeline as these volumes have the same priority as interruptible service.

Under interruptible service contracts, customers pay usage fees based on their actual utilization of assets. Customers that have executed interruptible contracts are not assured capacity or service on the applicable systems. To the extent that physical capacity that is contracted for firm service is not fully utilized or excess capacity that has not been contracted for service exists, the system can allocate such capacity to interruptible services.

Including AVC and expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, approximately 4.7 Bcf per day of transmission capacity and 30.4 Bcf of storage capacity, respectively, were subscribed under firm transmission and storage contracts as of December 31, 2015.

As of December 31, 2015, approximately 90% of EQM's contracted transmission firm capacity was subscribed by customers under negotiated rate agreements under its tariff. The remaining 10% of EQM’s contracted transmission firm capacity was subscribed at the recourse rates under its tariff, which are the maximum rates an interstate pipeline may charge for its services under its tariff. EQM generally does not take title to the natural gas transported or stored for its customers.

EQM has an acreage dedication from EQT pursuant to which EQM has the right to elect to transport on its transmission and storage system all natural gas produced from wells drilled by EQT under an area covering approximately 60,000 acres in Allegheny, Washington and Greene counties in Pennsylvania and Wetzel, Marion, Taylor, Tyler, Doddridge, Harrison and Lewis counties in West Virginia. EQT has a significant natural gas drilling program in these areas.

Transmission and Storage System

Trumbull
Mercer
Venango
Clarion
Jefferson
Mahoning
Lawrence
Butler
Armstrong
Columbiana
Beaver
Indiana
Hancock
Allegheny
Pittsburgh
PA
Jefferson
Greensburg
Cambria
OH
Westmoreland
Brooke
Washington
Ohio
Somerset
Belmont
Fayette
Waynesburg
Marshall
Greene
Morgantown
Wetzel
Monongalia
Marion
Fairmont
Allegany
Preston
Tyler
Mineral
Taylor
Doddridge
Harrison
WV
Barbo
Lewis
Gilmer
Upshur
AVC Compressor Station
Equitrans Compressor Station
AVC Pipeline
Equitrans Pipeline
AVC Storage Pool Area
Equitrans Storage Pool Area

Gathering System

As of December 31, 2015, EQM’s gathering system included approximately 185 miles of high pressure gathering lines with approximately 1.4 Bcf of total firm gathering capacity and multiple interconnect points with EQM's transmission and storage system. EQM's gathering system also included 1,500 miles of FERC-regulated low pressure gathering lines. Gathering revenues represented approximately 52%, 47% and 51% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Including contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm gathering contracts, the weighted average remaining contract life based on total projected contracted revenues for firm gathering contracts was approximately 9 years as of December 31, 2015.

In the ordinary course of its business, EQM pursues profitable gathering expansion projects for affiliates and third party producers. In 2015, EQM completed the following gathering projects:

•
Jupiter Development Area. EQM spent approximately $75 million in 2015 related to expansion in the Jupiter development area primarily located in Greene and Washington counties of Pennsylvania that raised total firm gathering capacity in that area to 775 MMcf per day, which is fully subscribed.

•
NWV Gathering Development Area. EQM spent approximately $74 million in 2015 related to expansion in the NWV Gathering development area primarily located in Doddridge and Wetzel counties of West Virginia that raised total firm gathering capacity in that area to 560 MMcf per day as of December 31, 2015, which is fully subscribed.

•
Third Party Projects. EQM spent approximately $30 million in 2015 related to gathering infrastructure to support third party producers, primarily serving Range Resources Corporation's (Range Resources) production development in eastern Washington County, Pennsylvania under an agreement signed in 2014.

In 2016, EQM will focus on the following gathering expansion projects:

•
Range Resources Header Pipeline Project. In July 2015, EQM announced its agreement with a subsidiary of Range Resources to construct a natural gas header pipeline in southwestern Pennsylvania to support Marcellus and Utica development. The pipeline is expected to cost approximately $250 million and is contracted to provide 550 MMcf per day of firm capacity backed by a ten-year firm capacity reservation commitment. EQM plans to complete the project in two phases, with phase one expected to be in-service during the second half of 2016 and phase two during the first half of 2017. EQM expects to invest approximately $195 million to $205 million on the project in 2016.

•
NWV Gathering and Jupiter Development Areas. EQM expects to invest a total of approximately $370 million, of which approximately $95 million to $105 million is expected to be spent during 2016, related to expansion in the NWV Gathering development area. These expenditures are part of a fully subscribed expansion project expected to raise total firm gathering capacity in the NWV Gathering development area to 640 MMcf per day by mid-year 2017. EQM also plans to invest approximately $20 million in the Jupiter development area to install gathering pipeline that will extend the gathering system to include additional EQT Production development areas in Greene County, Pennsylvania.

EQM has various firm gas gathering agreements which provide for firm reservation fees in certain high pressure development areas. Including expected future capacity from expansion projects that are not yet fully constructed but for which EQM had entered into firm gathering agreements, approximately 2.1 Bcf per day of firm gathering capacity was subscribed under firm gathering contracts as of December 31, 2015.

On EQM’s low pressure regulated gathering system, the primary term of a typical gathering agreement is one year with month-to-month roll over provisions terminable upon at least 30 days notice. The rates for gathering service on the regulated system are based on the maximum posted tariff rate and assessed on actual receipts into the gathering system. EQM also retains a percentage of wellhead natural gas receipts to recover natural gas used to run its compressor stations and other requirements on all of its gathering systems.

Gathering System

Trumbull
Mercer
Venango
Portage
Clarion
Jefferson
Mahoning
Lawrence
Butler
Armstrong
Stark
Columbiana
Beaver
Indiana
Carroll
Hancock
Allegheny
Jefferson
Pittsburgh
PA
OH
Cambria
Greensburg
Harrison
Westmoreland
Brooke
Washington
Ohio
Belmont
Somerset
Fayette
Marshall
Waynesburg
Monroe
Greene
Wetzel
Morgantown
Monongalia
Allegany
Fairmont
Tyler
Preston
Marion
Mineral
Taylor
Harrison
Hampshire
Doddridge
Barbour
Ritchie
Tucker
Grant
Lewis
WV
Gilmer
Hardy
Upshur
Calhoun
Randolph
Braxton
Pendleton
Clay
Webster
Pocahonta
Nicholas
Compressor Station
Existing Gathering

The following table provides a revenue breakdown by EQM business segment for the year ended December 31, 2015:

	Revenue Composition %
	Firm Contracts		Interruptible Contracts
	Capacity Reservation	Usage
	Charges	Charges	Usage Fees	Total
Transmission and storage	40%	7%	1%	48%
Gathering	42%	5%	5%	52%

Approximately 82% of total revenues are derived from firm reservation fees. As a result, EQM believes that short and medium term declines in volumes of gas produced, gathered, transported or stored on its systems will not have a significant impact on its results of operations, liquidity, financial position or ability to pay distributions because these firm reservation fees are paid regardless of volumes supplied to the system by customers. Longer term price declines could have an impact on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts which could impact EQM's results of operations, liquidity, financial position or ability to pay distributions. Additionally, long term declines in gas production in EQM's areas of operations will limit EQM's growth potential.

Strategy

EQGP's principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time, which can only be achieved if EQM meets its principal business objective of increasing the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing stability of its business. EQM expects to achieve its principal business objective through the following business strategies:

•
Capitalizing on economically attractive organic growth opportunities. EQM believes that organic projects will be a key driver of growth in the future. EQM expects to grow its systems over time by meeting EQT’s and third party customers’ midstream service needs that result from their drilling activity in EQM’s areas of operations. EQT’s acreage dedication to EQM’s assets and EQT’s economic relationship with EQM provide a platform for organic growth. In addition, EQM intends to leverage EQT’s knowledge of, and expertise in, the Marcellus Shale in order to target and efficiently execute economically attractive organic growth projects for third party customers, although EQT is under no obligation to share such knowledge and expertise with EQM. EQM will evaluate organic expansion and greenfield construction opportunities in existing and new markets that it believes will increase the volume of transmission, storage and gathering capacity subscribed on its systems. As production increases in EQM's areas of operations, EQM believes that it will have a competitive advantage in pursuing economically attractive organic expansion projects.

•
Increasing access to existing and new delivery markets.  EQM is actively working to increase delivery interconnects with interstate pipelines, neighboring LDCs, large industrial facilities and electric generation plants in order to increase access to existing and new markets for natural gas consumption. In 2015, EQM began several multi-year transmission expansion projects to support Marcellus and Utica Shale development, including the OVC and other transmission expansion projects. Upon completion of the OVC and the transmission expansion projects, EQM's transmission capacity is expected to approximate 5.0 Bcf per day by year-end 2018. Additionally, the MVP is expected to have at least 2.0 Bcf per day of capacity when it is complete.

•
Pursuing accretive acquisitions from EQT and third parties. EQM intends to seek opportunities to expand its existing natural gas transmission, storage and gathering operations through accretive acquisitions from EQT and third parties, though EQT is under no obligation to offer acquisition opportunities to EQM. These opportunities may include EQT’s retained transmission assets, which consist of the AVC facilities, and EQT’s retained high pressure gathering assets including gathering lines serving the Marcellus Shale. EQM will also evaluate and may pursue acquisition opportunities from third parties as they become available.

•
Attracting additional third party volumes.  EQM actively markets its midstream services to, and pursues strategic relationships with, third party producers in order to attract additional volumes and/or expansion opportunities. EQM believes that its connectivity to interstate pipelines, which is a key feature of a header system transmission pipeline, as well as its position as an early developer of midstream infrastructure within certain areas of the Marcellus and Utica Shales, will allow EQM to capture additional third party volumes in the future. EQM anticipates that organic growth projects that it pursues for EQT, or assets it acquires from EQT, generally will be constructed in a manner that leverages economies of scale to allow for incremental third party volumes in excess of capacity amounts needed by EQT.

•
Focusing on stable, fixed-fee business.  EQM intends to pursue additional opportunities to provide fixed-fee transmission, storage and gathering services to EQT and third parties. This contract structure enhances the stability of EQM’s cash flows and limits its direct exposure to commodity price risk. EQM will focus on obtaining additional long-term firm commitments from customers, which may include reservation-based fees, volume commitments and acreage dedications.

EQGP's and EQM’s Relationship with EQT

One of EQGP's and EQM’s principal attributes is their relationship with EQT. Headquartered in Pittsburgh, Pennsylvania, in the heart of the Appalachian Basin, EQT is an integrated energy company, with an emphasis on natural gas production, gathering and transmission. EQT conducts its business through two business segments: EQT Production and EQT Midstream. EQT Production is one of the largest natural gas producers in the Appalachian Basin with 10.0 Tcfe of proved natural gas, natural gas liquids and crude oil reserves across approximately 3.4 million gross acres as of December 31, 2015, of which approximately 630,000 gross acres were located in the Marcellus Shale. EQT Midstream provides transmission, storage and gathering services for EQT’s produced gas and to third parties in the Appalachian Basin.

As of December 31, 2015, EQGP owned a 1.8% general partner interest in EQM, all of EQM’s incentive distribution rights and a 27.6% limited partner interest in EQM. As of December 31, 2015, EQT indirectly held 239,715,000 EQGP common units, representing a 90.1% limited partner interest and 100% of the non-economic general partner interest in EQGP. Because of the significant interest in EQM that EQT owns through EQGP, EQT is positioned to directly benefit from committing additional natural gas volumes to EQM’s systems and from facilitating organic growth opportunities and accretive acquisitions for EQM. However, EQT is under no obligation to make acquisition opportunities available to EQM, is not restricted from competing with EQM and may acquire, construct or dispose of midstream assets without any obligation to offer EQM the opportunity to purchase or construct these assets.

EQGP and EQM believe that their relationship with EQT is advantageous for the following reasons:

•
EQT is a leader among exploration and production companies in the Appalachian Basin.  A substantial portion of EQT’s drilling efforts in recent years were focused on drilling horizontal wells in the Marcellus Shale formations of southwestern Pennsylvania and northern West Virginia. For the year ended December 31, 2015, EQT reported total production sales volumes of 603 Bcfe, representing a 27% increase compared to the year ended December 31, 2014. Approximately 84% of EQT’s total production in 2015 was from wells in the Marcellus Shale. EQT's Marcellus sales volumes were 34% higher for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

•
EQT has retained certain midstream assets. EQM expects to have the opportunity to purchase additional midstream assets from EQT in the future, although EQT is under no obligation to make the opportunities available to EQM. The opportunities are expected to include the retained transmission and gathering assets previously described.

•
EQT production growth supports EQM's development of organic expansion projects. EQT continues to expand its exploration and production operations in the Appalachian Basin, in the Marcellus and Utica Shales. As this expansion increases into areas that are currently underserved by midstream infrastructure, EQM expects it will have a competitive advantage in pursuing economically attractive organic expansion projects, which EQM believes will be a key driver of growth in the future.

While EQGP's and EQM’s relationships with EQT may provide significant benefits, they may also become a source of potential conflicts. For example, neither EQT nor EQGP is restricted from competing with EQM. In addition, all of the executive officers of the EQM General Partner and the EQGP General Partner also serve as officers and employees of, and all of the employees that operate EQM are employees of, EQT. Further, five of the directors of the EQGP General Partner are affiliated with EQT and three are also directors of the EQM General Partner. These individuals face conflicts of interest, which include the allocation of their time among EQGP, EQM and EQT. For a description of EQGP's and EQM’s relationships with EQT, please read Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

 Markets and Customers

Reclassifying Equitable Gas Company, LLC (Equitable Gas Company) 2013 revenues to third party revenues due to EQT's 2013 sale of Equitable Gas Company, EQT accounted for approximately 73%, 69% and 77% of EQM’s total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2013, Equitable Gas Company accounted for approximately 11% of EQM’s total revenues.

For the years ended December 31, 2015 and 2014, PNG Companies, LLC and its affiliates accounted for approximately 14% and 16% of EQM's total revenues, respectively. Other than EQT, no single customer accounted for more than 10% of EQM's total revenues in 2013.

Transmission and Storage Customers

EQM provides natural gas transmission services for EQT and third parties, predominantly consisting of LDCs, marketers, producers and commercial and industrial users that EQM believes to be creditworthy. EQM’s transmission system serves not only adjacent markets in Pennsylvania and West Virginia but also provides its customers with access to high-demand end-user markets in the Mid-Atlantic and Northeastern United States through 3.3 Bcf per day of delivery interconnect capacity with major interstate pipelines. EQM provides storage services to a mix of customers, including marketers and LDCs.

EQM’s primary transmission and storage customer is EQT. For the years ended December 31, 2015, 2014 and 2013, EQT and its affiliates, including Equitable Gas Company for the year ended December 31, 2013, accounted for approximately 48%, 46% and 78%, respectively, of EQM's transmission and storage revenues. Additionally, for the years ended December 31,

2015 and 2014, Peoples Natural Gas Company, LLC accounted for approximately 29% and 30% of EQM's transmission and storage revenues. Other than EQT, no single customer accounted for more than 10% of EQM's transmission and storage revenues in 2013.

Gathering Customers

EQM’s gathering system has approximately 2,300 receipt points with natural gas producers. EQT represented approximately 97%, 96% and 97% of EQM's gathering revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Competition

Competition for natural gas transmission and storage volumes is primarily based on rates, customer commitment levels, timing, performance, commercial terms, reliability, service levels, location, reputation and fuel efficiencies. EQM’s principal competitors in its natural gas transmission and storage market include companies that own major natural gas pipelines. In addition, EQM competes with companies that are building high pressure gathering facilities that are not subject to FERC jurisdiction to move volumes to interstate pipelines. EQT also owns, and in the future may construct, natural gas transmission pipelines and high pressure gathering facilities. Major pipeline natural gas transmission companies that compete with EQM also have existing storage facilities connected to their transmission systems that compete with certain of EQM’s storage facilities. Pending and future third party construction projects, if and when brought on-line, may also compete with EQM’s natural gas transmission and storage services. These third party projects may include FERC-certificated expansions and greenfield construction projects.

Key competitors for new gathering systems include companies that own major natural gas pipelines, independent gas gatherers and integrated energy companies. Many of EQM’s competitors have capital resources and control supplies of natural gas greater than it does.

Regulatory Environment

FERC Regulation

EQM’s interstate natural gas transmission and storage operations are regulated by the FERC under the NGA, the NGPA and the Energy Policy Act of 2005. EQM’s regulated system operates under a tariff approved by the FERC that establishes rates, cost recovery mechanisms and the terms and conditions of service to its customers. Generally, the FERC’s authority extends to:

•                   rates and charges for natural gas transmission, storage and FERC-regulated gathering services;
•                   certification and construction of new interstate transmission and storage facilities;
•                   abandonment of interstate transmission and storage services and facilities;
•                   maintenance of accounts and records;
•                   relationships between pipelines and certain affiliates;
•                   terms and conditions of services and service contracts with customers;
•                   depreciation and amortization policies;
•                   acquisition and disposition of interstate transmission and storage facilities; and
•                   initiation and discontinuation of interstate transmission and storage services.

EQM holds certificates of public convenience and necessity for its transmission and storage system issued by the FERC pursuant to Section 7 of the NGA covering rates, facilities, activities and services. These certificates require EQM to provide open-access services on its interstate pipeline and storage facilities on a non-discriminatory basis to all customers that qualify under the FERC gas tariff. In addition, under Section 8 of the NGA, the FERC has the power to prescribe the accounting treatment of certain items for regulatory purposes. Thus, the books and records of EQM’s interstate pipeline and storage facilities may be periodically audited by the FERC.

The FERC regulates the rates and charges for transmission and storage in interstate commerce. Under the NGA, rates charged by interstate pipelines must be just and reasonable. The FERC’s cost-of-service regulations generally limit the recourse rates for transmission and storage services to the cost of providing service plus a reasonable rate of return. In each rate case, the FERC must approve service costs, the allocation of costs, the allowed rate of return on capital investment, rate design and other rate factors. A negative determination on any of these rate factors could adversely affect EQM’s business, financial condition, results of operations, liquidity and ability to make distributions to EQM unitholders, including EQGP.

The recourse rate that EQM may charge for its services is established through the FERC’s ratemaking process. Generally, the maximum filed recourse rates for interstate pipelines are based on the cost of providing that service including recovery of and a return on the pipeline’s actual prudent historical cost of investment. Key determinants in the ratemaking process include the depreciated capital costs of the facilities, the costs of providing service, the allowed rate of return and certain taxes, as well as volume throughput and contractual capacity commitment assumptions. The maximum applicable recourse rates and terms and conditions for service are set forth in the pipeline’s FERC-approved tariff. Rate design and the allocation of costs also can impact a pipeline’s profitability. While the ratemaking process establishes the maximum rate that can be charged, interstate pipelines such as EQM’s transmission and storage system are permitted to discount their firm and interruptible rates without further FERC authorization down to the variable cost of performing service, provided they do not “unduly discriminate.” In addition, pipelines are allowed to negotiate different rates with their customers, as described below.

Pursuant to the NGA, changes to rates or terms and conditions of service can be proposed by a pipeline company under Section 4, or the existing interstate transmission and storage rates or terms and conditions of service may be challenged by a complaint filed by interested persons including customers, state agencies or the FERC under Section 5. Rate increases proposed by a pipeline may be allowed to become effective subject to refund, while rates or terms and conditions of service which are the subject of a complaint under Section 5 are subject to prospective change by the FERC. Rate increases proposed by a regulated interstate pipeline may be challenged and such increases may ultimately be rejected by the FERC. Any successful challenge against existing or proposed rates charged for EQM’s transmission and storage services could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make distributions to EQM unitholders, including EQGP.

EQM’s interstate pipeline may also use negotiated rates which could involve rates above or below the recourse rate or rates that are subject to a different rate structure than the rates specified in EQM’s interstate pipeline tariffs, provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement. A prerequisite for allowing the negotiated rates is that negotiated rate customers must have had the option to take service under the pipeline’s recourse rates. As of December 31, 2015, approximately 90% of the system’s contracted firm transportation capacity was committed under negotiated rate contracts. Some negotiated rate transactions are designed to fix the negotiated rate for the term of the firm transportation agreement and the fixed rate is generally not subject to adjustment for increased or decreased costs occurring during the contract term.

FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the form of service agreements set forth in the pipeline’s FERC-approved tariff. In the event that the FERC finds that an agreement, in whole or part, is materially non-conforming, it could reject the agreement, require EQM to seek modification of the agreement or require EQM to modify its tariff so that the non-conforming provisions are generally available to all customers.

FERC Regulation of Gathering Rates and Terms of Service

While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, it has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline’s own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission facilities. EQM maintains rates and terms of service in its tariff for unbundled gathering services performed on its gathering facilities in connection with the transmission service. Just as with rates and terms of service for transmission and storage services, EQM’s rates and terms of services for its FERC-regulated low pressure gathering system may be challenged by complaint and are subject to prospective change by the FERC. Rate increases and changes to terms and conditions of service EQM proposes for its FERC-regulated low pressure gathering service may be protested and such increases or changes can be delayed and may ultimately be rejected by the FERC.

Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. EQM believes that the Jupiter and NWV Gathering natural gas pipelines meet the traditional tests the FERC has used to establish a pipeline’s status as an exempt gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation in the industry, so the classification and regulation of Jupiter and NWV Gathering are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.

Pipeline Safety and Maintenance

EQM’s interstate natural gas pipeline system is subject to regulation by PHMSA. PHMSA has established safety requirements pertaining to the design, installation, testing, construction, operation and maintenance of gas pipeline facilities, including requirements that pipeline operators develop a written qualification program for individuals performing covered tasks on pipeline facilities and implement pipeline integrity management programs. These integrity management plans require more frequent inspections and other preventive measures to ensure safe operation of oil and natural gas transportation pipelines in “high consequence areas,” such as high population areas or facilities that are hard to evacuate and areas of daily concentrations of people.

Notwithstanding the investigatory and preventative maintenance costs incurred in EQM’s performance of customary pipeline management activities, EQM may incur significant additional expenses if anomalous pipeline conditions are discovered or more stringent pipeline safety requirements are implemented. On August 25, 2011, PHMSA published an advance notice of proposed rulemaking in which the agency solicited public comment on a number of changes to the federal natural gas transmission pipeline regulations, including: (i) modifying the definition of high consequence areas; (ii) strengthening integrity management requirements as they apply to existing regulated operators; (iii) strengthening or expanding various non-integrity pipeline management standards relating to such matters as valve spacing, automatic or remotely-controlled valves, corrosion protection and gathering lines; and (iv) adding new regulations to govern the safety of underground natural gas storage facilities including underground storage caverns and injection withdrawal well piping that are not currently regulated under the federal regulations.

In 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 was enacted. Among other things, the Act increases the maximum civil penalties for administrative enforcement actions, requires the DOT to study and report on the sufficiency of existing gathering line regulations to ensure safety and the use of leak detection systems by hazardous liquid pipelines, requires pipeline operators to verify their records on maximum allowable operating pressure and imposes new emergency response and incident notification requirements.  In September 2013, PHMSA released a final rule increasing the civil penalty maximums for pipeline safety violations. The rule increased the maximum penalties from $100,000 to $200,000 per day for each violation and from $1,000,000 to $2,000,000 for a related series of violations.  The rule applies safety regulations to certain rural low-stress hazardous liquid pipelines not previously covered by some of its safety regulations. In August 2014, in response to a report to U.S. Congress from the U.S. Government Accountability Office, PHMSA stated that it was developing a rulemaking to revise its pipeline safety regulations. PHMSA continues to examine the need to adopt safety requirements for gas gathering pipelines that are not currently subject to regulations and, most recently in May 2015, issued a final rule requiring, among other things, annual inspection of certain gas gathering pipelines. PHMSA also published an advisory bulletin providing guidance to natural gas transmission operators of the need to verify records related to the maximum allowable operating pressure for each section of a pipeline system. As required by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, EQM verified its records for all applicable pipeline segments and submitted a report to the DOT identifying each pipeline segment for which records were insufficient.

States are generally preempted by federal law in the area of pipeline safety, but state agencies may qualify to assume responsibility for enforcing federal regulations over intrastate pipelines. They may also promulgate additive pipeline safety regulations provided that the state standards are at least as stringent as the federal standards. Although many of EQM's natural gas facilities fall within a class that is not subject to integrity management requirements, EQM may incur significant costs and liabilities associated with repair, remediation, preventive or mitigation measures associated with its non-exempt transmission pipelines. The costs, if any, for repair, remediation, preventive or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down EQM's pipelines during the pendency of such actions, could be material.

Should EQM fail to comply with DOT regulations, it could be subject to penalties and fines. In addition, EQM may be required to make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in its forecasted maintenance capital expenditures.

EQM believes that its operations are in substantial compliance with all existing federal, state and local pipeline safety laws and regulations, but EQM can provide no assurance that the adoption of new laws and regulations, such as those proposed by PHMSA, will not result in significant added costs or delays in service or result in EQM not pursuing a project that could have a material adverse effect in the future.

Environmental Matters

General. EQM’s operations are subject to stringent federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations can restrict or impact EQM’s business activities in many ways, such as:

•	requiring the acquisition of various permits to conduct regulated activities;

•	requiring the installation of pollution-control equipment or otherwise restricting the way EQM can handle or dispose of its wastes;

•	limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered or threatened species; and

•	requiring investigatory and remedial actions to mitigate or eliminate pollution conditions caused by EQM’s operations or attributable to former operations.

In addition, EQM’s operations and construction activities are subject to county and local ordinances that restrict the time, place or manner in which those activities may be conducted so as to reduce or mitigate nuisance-type conditions, such as, for example, excessive levels of dust or noise or increased traffic congestion, requiring EQM to take curative actions to reduce or mitigate such conditions. However, the performance of such actions has not had a material adverse effect on EQM’s results of operations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining future operations or imposing additional compliance requirements. Also, certain environmental statutes impose strict, and in some cases joint and several, liability for the clean up and restoration of sites where hydrocarbons or wastes have been disposed or otherwise released. Consequently, EQM may be subject to environmental liability at its currently owned or operated facilities for conditions caused by others prior to its involvement.

EQM has implemented programs and policies designed to keep its pipelines and other facilities in compliance with existing environmental laws and regulations, and EQM does not believe that its compliance with such legal requirements will have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to make distributions to its unitholders, including EQGP. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be significantly in excess of the amounts EQM currently anticipates. For example, during August and September 2015, the EPA published a suite of regulatory proposals aimed at reducing methane and volatile organic compound (VOC) emissions across the entire oil and gas sector. These actions are part of a larger climate action plan, which focuses primarily on reducing greenhouse gas (GHG) emissions from the power and oil and gas sectors. In addition, on October 1, 2015, the EPA revised the National Ambient Air Quality Standards (NAAQS) for ozone from 75 parts per billion for the current 8 hour primary and secondary ozone standards to 70 parts per billion for both standards. EQM tries to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While EQM believes that it is in substantial compliance with existing environmental laws and regulations, there is no assurance that the current conditions will continue in the future.

Below is a discussion of several of the material environmental laws and regulations, as amended from time to time, that relate to EQM’s business.

Hazardous Substances and Waste. CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where a release of hazardous substances occurred and companies that transported, disposed or arranged for the transportation or disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. EQM generates materials in the course of its ordinary operations that are regulated as “hazardous substances” under CERCLA or similar state laws and, as a result, may be jointly and severally liable under CERCLA, or such laws, for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

EQM also generates solid wastes, including hazardous wastes, which are subject to the requirements of the federal Resource Conservation and Recovery Act (RCRA), and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the ordinary course of EQM’s operations, EQM generates wastes constituting solid waste and, in some instances, hazardous wastes. While certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations, it is possible that these wastes will in the future be designated as “hazardous wastes” and be subject to more rigorous and costly disposal requirements, which could have a material adverse effect on EQM’s maintenance capital expenditures and operating expenses.

EQM owns, leases or operates properties where petroleum hydrocarbons are being or have been handled for many years. EQM has generally utilized operating and disposal practices that were standard in the industry at the time, although petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned, leased or operated by EQM, or on or under the other locations where these petroleum hydrocarbons and wastes have been transported for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and other wastes was not under EQM’s control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, EQM could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.

Air Emissions. The federal Clean Air Act and comparable state laws and regulations restrict the emission of air pollutants from various industrial sources, including EQM’s compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that EQM obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. EQM’s failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. EQM may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. Compliance with these requirements may require modifications to certain of EQM’s operations, including the installation of new equipment to control emissions from EQM’s compressors that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact EQM’s business.

Climate Change. Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs. In addition, on January 14, 2015, the federal government announced its goal to significantly reduce methane emissions from oil and gas sources by 2025. Following this announcement, during August and September 2015, the EPA published a suite of regulatory proposals that set standards for methane and VOC emissions from the power and oil and gas sectors. PHMSA has also stated that it is considering natural gas pipeline safety standards that could result in lowering methane emissions.

The U.S. Congress, along with federal and state agencies, have considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase EQM’s cost of environmental compliance by requiring EQM to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities or impose additional monitoring and reporting requirements. For example, while the EPA has had rules in effect since 2011 that require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States, including among others, onshore processing, transmission and storage facilities, in October 2015, the EPA finalized changes to this reporting rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required to include, beginning in the 2016 reporting year, certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and processing equipment used to perform natural gas compression, dehydration and acid gas removal activities and blowdowns of natural gas transmission pipelines. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit EQM by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on EQM of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

Water Discharges. The federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the U.S., including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the Army Corps of Engineers or an analogous state agency. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws. EQM believes that compliance with existing permits and foreseeable new permit requirements will not have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to make distributions to its unitholders, including EQGP.

National Environmental Policy Act. The construction of interstate natural gas transportation pipelines pursuant to the NGA requires authorization from the FERC. FERC actions are subject to the National Environmental Policy Act (NEPA). NEPA requires federal agencies, such as the FERC, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will either prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project or, if necessary, a more detailed Environmental Impact Statement that may be made available for public review and comment. Any proposed plans for future construction activities that require FERC authorization will be subject to the requirements of NEPA. This process has the potential to significantly delay or limit, and increase the cost of, development of midstream infrastructure.

Endangered Species Act. The federal Endangered Species Act (ESA) restricts activities that may adversely affect endangered and threatened species or their habitats. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of EQM’s facilities are located in areas that are designated as habitats for endangered or threatened species, EQM believes that it is in substantial compliance with the ESA. In addition, the designation of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, could cause EQM to incur additional costs, result in delays in construction of pipelines and facilities, or cause EQM to become subject to operating restrictions in areas where the species are known to exist. For example the U.S. Fish and Wildlife Service announced in 2015 that it will consider hundreds of additional species for listing as endangered or threatened as a result of several litigation settlements. Some of the species that may ultimately be listed may be located in areas in which EQM operates.

Employee Health and Safety. EQM is subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (OSHA) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community “right-to-know” regulations and comparable state laws and regulations require that information be maintained concerning hazardous materials used or produced in EQM’s operations and that this information be provided to employees, state and local government authorities and citizens. EQM believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.

Seasonality

Weather impacts natural gas demand for power generation and heating purposes. Peak demand for natural gas typically occurs during the winter months as a result of the heating load.

Title to Properties and Rights-of-Way

EQM’s real property falls into two categories: (i) parcels that it owns in fee and (ii) parcels in which its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for EQM’s operations. Portions of the land on which EQM’s pipelines and facilities are located are owned by EQM in fee title, and it believes that it has satisfactory title to these lands. The remainder of the land on which EQM’s pipelines and facilities are located are held by EQM pursuant to surface leases or easements between EQM, as lessee or grantee, and the respective fee owners of the lands, as lessors or grantors. EQM has held, leased or owned many of these lands for many years without any material challenge known to EQM relating to the title to the land upon which the assets are located, and EQM believes that it has satisfactory leasehold estates, easement interests or fee ownership to such lands. EQM believes that it has satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses, and EQM has no knowledge of any material challenge to its title to such assets or their underlying fee title.

There are, however, certain lands within EQM’s storage pools as to which it does not currently have real property rights. EQM has identified the lands as to which it believes it must obtain such rights and is in the midst of a program to acquire such rights. Since the beginning of this program in 2009 through December 31, 2015, EQM has successfully acquired such rights for approximately 30,000 acres out of approximately 62,000 acres, and EQM expects to acquire the remainder within the next three years. In accordance with EQM’s FERC certificate, the geological formations within which its permitted storage facilities are located cannot be used by third parties in any way that would detrimentally affect its storage operations, and EQM has the power of eminent domain with respect to the acquisition of necessary real property rights to use such storage facilities. EQM believes the cost to acquire the remaining rights will be approximately $7 million over the next three years.

Some of the leases, easements, rights-of-way, permits and licenses that were transferred to EQM at the closing of its IPO in July 2012 required the consent of the grantor of such rights, which in certain instances is a governmental entity. EQM obtained, prior to the closing of its IPO, sufficient third party consents, permits and authorizations for the transfer of the assets necessary to enable it to operate its business in all material respects.

EQT and its affiliates continue to hold record title to portions of certain assets until EQM makes the appropriate filings in the jurisdictions in which such assets are located and obtains any consents and approvals that were not obtained prior to EQM’s IPO. Such consents and approvals include those required by federal and state agencies or political subdivisions. In some cases, EQT or its affiliates may, where required consents or approvals have not been obtained, temporarily hold title to property as nominee for EQM’s benefit until a future date. EQGP anticipates that there will be no material change in the tax treatment of its common units resulting from EQT holding the title to any part of such assets subject to future conveyance or as EQM’s nominee.

Insurance

EQGP and EQM generally share insurance coverage with EQT. EQGP and EQM reimburse EQT for the cost of insurance pursuant to the terms of their respective omnibus agreements with EQT. The insurance program includes excess liability insurance, auto liability insurance, workers’ compensation insurance and property insurance. In addition, EQGP and EQM have procured separate directors and officers liability policies. All insurance coverage is in amounts management believes to be reasonable and appropriate.

Facilities

EQT leases its corporate offices in Pittsburgh, Pennsylvania. Pursuant to the omnibus agreement, EQGP pays a proportionate share of EQT’s costs to lease the building.

Employees

Neither EQGP nor EQM have any employees. Similar to EQM, EQGP is managed by the directors and officers of its general partner. Additionally, like EQM, all of the executive management personnel of the EQGP General Partner are officers of EQT and devote the portion of their time to EQGP’s business and affairs that is required to manage and conduct EQGP’s operations. Under the terms of the EQGP omnibus agreement with EQT, EQGP reimburses EQT for the provision of general and administrative services for its benefit, for direct expenses incurred by EQT on EQGP’s behalf and for expenses allocated to EQGP as a result of it being a public entity.

Availability of Reports

EQGP makes certain filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through its website, http://www.eqtmidstreampartners.com, as soon as reasonably practicable after the date they are filed with, or furnished to, the SEC.  The filings are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.  These filings are also available on the internet at http://www.sec.gov.

Composition of Segment Operating Revenues

Presented below are operating revenues by segment as a percentage of total operating revenues of EQM.

	For the year ended December 31,
	2015	2014	2013
Transmission and storage operating revenues	48%	53%	49%
Gathering operating revenues	52%	47%	51%

Financial Information about Segments

See Note 4 to the consolidated financial statements for financial information by business segment including, but not limited to, revenues from external customers, operating income and total assets, which information is incorporated herein by reference.

Jurisdiction and Year of Formation

EQT GP Holdings, LP is a Delaware limited partnership formed in January 2015.

Financial Information about Geographic Areas

All of EQGP’s and EQM's assets and operations are located in the continental United States.

Item 1A.  Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating the business and future prospects of us and EQM. Please note that additional risks not presently known to us or that are currently considered immaterial may also have a negative impact on our or EQM’s business and operations. If any of the events or circumstances described below actually occurs, the business, financial condition, results of operations or liquidity of us or EQM could suffer, our ability to make distributions could suffer and the trading price of our common units could decline.

Risks Inherent in an Investment in Us

Our only cash-generating assets are our ownership interests in EQM, and our cash flow is therefore completely dependent upon the ability of EQM to make cash distributions to its partners.

We may, over time, reduce our partnership interest in EQM, which would have the effect of reducing EQM’s cash distributions to us.  In addition, the amount of cash that EQM can distribute each quarter to its partners, including us, principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the rates EQM charges for its transmission, storage and gathering services;

•	the level of firm transmission, storage and gathering capacity sold and volumes of natural gas EQM transports, stores and gathers for its customers;

•
regional, domestic and foreign supply and perceptions of supply of natural gas; the level of demand and perceptions of demand in EQM’s end-use markets; and actual and anticipated future prices of natural gas and other commodities (and the volatility thereof), which may impact EQM’s ability to renew and replace firm transmission, storage and gathering agreements;

•	the effect of seasonal variations in temperature on the amount of natural gas that EQM transports, stores and gathers;

•	the level of competition from other midstream energy companies in EQM’s geographic markets;

•	the creditworthiness of EQM’s customers;

•	the amount and timing of distributions received by EQM under its joint venture agreements;

•	the level of EQM’s operating, maintenance and general and administrative costs;

•
regulatory action affecting the supply of, or demand for, natural gas, the rates EQM can charge on its assets, how EQM contracts for services, EQM’s existing contracts, EQM’s operating costs and EQM’s operating flexibility; and

•	prevailing economic conditions.

        In addition, the actual amount of cash EQM will have available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures and capital contributions EQM makes;

•
the level of EQM’s operating and maintenance and general and administrative expenses, including reimbursements to the EQM General Partner and its affiliates, including EQT, for services provided to EQM;

•	the cost of acquisitions, if any;

•	EQM’s debt service requirements and other liabilities;

•	fluctuations in EQM’s working capital needs;

•	EQM’s ability to borrow funds and access capital markets on satisfactory terms;

•	restrictions on distributions contained in EQM’s debt agreements;

•	the amount of cash reserves established by the EQM General Partner; and

•	other business risks affecting EQM’s cash levels.

Because of these factors, EQM may not have sufficient available cash each quarter to pay quarterly distributions at its most recently announced fourth quarter 2015 distribution amount of $0.71 per unit or any other amount. The amount of cash that EQM has available for distribution depends primarily upon its cash flow, including cash flow from operations and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, EQM may be able to make cash distributions when it records losses for financial accounting purposes and may not be able to make cash distributions during periods when it records net income for financial accounting purposes. Please read “Risks Inherent in EQM’s Business” for a discussion of risks affecting EQM’s ability to generate cash flow.

The EQM General Partner, with our consent but without the consent of our unitholders, may limit or modify the incentive distributions we are entitled to receive from EQM, which may reduce cash distributions to our unitholders.

We own the EQM General Partner, which owns the incentive distribution rights (IDRs) in EQM that entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by EQM as certain target distribution levels in excess of $0.4025 per EQM unit are reached in any quarter. A growing portion of the cash flow we receive from EQM is expected to be provided by these IDRs.

EQM, like other publicly traded partnerships, will generally only undertake an acquisition or expansion capital project if, after giving effect to related costs and expenses, the transaction would be expected to be accretive, meaning it would increase cash distributions per unit in future periods. Because the EQM General Partner currently participates in the IDRs at all levels, including the highest sharing level of 48.0%, it is more difficult for an acquisition or capital project to show accretion for the common unitholders of EQM than if the IDRs received less incremental cash flow. As a result, the EQM General Partner may determine, in certain cases, to propose a reduction in the IDRs to facilitate a particular acquisition or expansion capital project. Such a reduction may relate to all of the cash flow on the IDRs or only to the expected cash flow from the transaction and may be either temporary or permanent in nature.

EQM’s partnership agreement authorizes the EQM General Partner to approve any waiver, reduction, limitation or modification of or to EQM’s IDRs without the consent of our or EQM’s unitholders, as long as such modification does not adversely affect EQM’s limited partners considered as a whole or any particular class of EQM partnership interests as compared to other classes of EQM partnership interests in any material respect. In determining whether or not to approve any such waiver or modification, the EQM General Partner’s board of directors may consider whatever information it believes appropriate in making such determination. The EQM General Partner’s board of directors must also subjectively believe that any such modification is in the best interest of EQM. Any determination with respect to such modification could include consideration of one or more financial cases based on a number of business, industry, economic, legal, regulatory and other assumptions applicable to the proposed transaction. Although we expect a reasonable basis will exist for those assumptions, the assumptions will generally involve current estimates of future conditions, which are difficult to predict. Realization of many of the assumptions will be beyond the EQM General Partner’s control. Moreover, the uncertainty and risk of inaccuracy associated with any financial projection will increase with the length of the forecasted period.

Additionally, in certain circumstances, the EQM General Partner, as the holder of EQM’s IDRs, will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages of the cash EQM distributes to higher levels based on EQM’s cash distributions at the time of the exercise of this reset election. In connection with resetting the minimum quarterly distribution amount and the target distribution levels and the corresponding relinquishment by the EQM General Partner of incentive distribution payments based on the target distributions prior to the reset, the EQM General Partner will be entitled to receive a number of newly issued EQM common units based on a predetermined formula that takes into account the “cash parity” value of the average cash distributions related to the IDRs received by the EQM General Partner for the two quarters immediately preceding the reset event as compared to the average cash distributions per EQM common unit during that two-quarter period. In addition, the EQM General Partner will be issued the number of EQM general partner units necessary to maintain its general partner ownership interest in EQM immediately prior to the reset election. The EQM General Partner’s right to reset the minimum quarterly distribution amount and the target distribution levels upon which the incentive distributions payable to the EQM General Partner are based may be exercised without approval of EQM’s unitholders or EQM’s conflicts committee. The reset minimum quarterly distribution amount and target distribution levels will be higher than the minimum quarterly distribution amount and the target distribution levels prior to the reset such that the EQM General Partner will not receive any incentive distributions under the reset target distribution levels until cash distributions per unit following this event increase accordingly. The EQM General Partner may exercise this reset right in order to facilitate acquisitions or internal growth projects that would otherwise not be sufficiently accretive to cash distributions per EQM common unit, taking into account the existing levels of incentive distribution payments being made to the EQM General Partner.

If distributions on the IDRs were reduced for the benefit of the EQM common units, the total amount of cash distributions we would receive from EQM, and therefore the amount of cash distributions we could pay to our unitholders, would be reduced.

Our rate of growth may be reduced to the extent we purchase additional EQM common units, which will reduce the percentage of our cash flow that we receive from the incentive distribution rights.

Our business strategy includes supporting the growth of EQM through the use of our capital resources, including by purchasing EQM common units or lending funds to EQM to finance acquisitions or internal growth projects. To the extent we purchase common units, or securities not entitled to a current distribution from EQM, the rate of our distribution growth may be reduced, at least in the short term, because a smaller percentage of our cash distributions will come from our ownership of the EQM IDRs, the distributions on which increase at a faster rate than those of the other securities we hold.

In the future, we may not have sufficient cash to pay our quarterly cash distributions or to increase distributions.

Because our only source of operating cash flow consists of cash distributions from EQM, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions EQM makes to its partners, including us. We cannot assure you that EQM will continue to make quarterly cash distributions at its most recently announced level of $0.71 per unit or any other level, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if EQM were to increase or decrease distributions to us, the timing and amount of such changes in distributions, if any, would not necessarily be comparable to the timing and amount of any changes in distributions made by EQM to us. Various factors such as reserves established by the board of directors of our general partner may affect the distributions we make to our unitholders. In addition, prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates, including EQT, for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions at the current rate or that any distributions EQM does pay to us will allow us to pay distributions at or above the current rate. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of our general partner.

Our ability to meet our financial needs may be adversely affected by our cash distribution policy and our lack of operational assets.

Our cash distribution policy, which is consistent with our partnership agreement, requires us to distribute all of our available cash quarterly. Our only cash-generating assets are partnership interests in EQM, and we currently have no independent operations separate from those of EQM. Moreover, as discussed below, a reduction in EQM’s distributions will disproportionately affect the amount of cash distributions we receive. Given that our cash distribution policy is to distribute available cash and not retain it and that our only cash-generating assets are partnership interests in EQM, we may not have enough cash to meet our needs if any of the following events occur:

•	an increase in our operating expenses;

•	an increase in our general and administrative expenses;

•	an increase in our working capital requirements; or

•	an increase in the cash needs of EQM or its subsidiaries that reduces EQM’s distributions.

A reduction in EQM’s distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

Our ownership of all the IDRs in EQM entitles us to receive specified percentages of total cash distributions made by EQM with respect to any particular quarter only in the event that EQM distributes more than $0.4025 per unit for such quarter. As a result, the holders of EQM’s common units have a priority over us to cash distributions by EQM up to and including $0.4025 per unit for any quarter.

Because we are currently participating at the 48.0% level on the IDRs, future growth in distributions paid by EQM will not result in an increase in our share of incremental cash distributed by EQM. Furthermore, a decrease in the amount of distributions by EQM to less than $0.5250 per unit per quarter would reduce our percentage of the incremental cash distributions above $0.4375 per common unit per quarter from 48.0% to 23.0%, and a decrease in the amount of distributions by EQM to levels below the other established target distribution level of $0.4025 would further reduce our percentage of the incremental cash distributions from EQM. As a result, any reduction in quarterly cash distributions from EQM would have the effect of disproportionately reducing the amount of distributions that we receive from EQM based on our ownership of the IDRs in EQM as compared to cash distributions we receive from EQM with respect to our general partner interest in EQM and our EQM common units.

If distributions on our common units are not paid with respect to any fiscal quarter, our unitholders will not be entitled to receive such missed payments in the future.

Our distributions to our unitholders will not be cumulative. Consequently, if distributions on our common units are not paid with respect to any fiscal quarter, our unitholders will not be entitled to receive such missed payments in the future.

Our and EQM’s cash distribution policies limit our respective abilities to grow.

Because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. In fact, our growth will initially and in the future is expected to be completely dependent upon EQM’s ability to increase its quarterly cash distribution per unit because currently our only cash-generating assets are partnership interests in EQM. If we issue additional units or incur debt, including under our working capital facility, the payment of distributions on those additional units or interest on that debt could increase the risk that we will be unable to maintain or increase our per unit distribution level.

In addition, consistent with the terms of its partnership agreement, EQM distributes to its partners all of its available cash each quarter. To the extent EQM does not have sufficient cash reserves or is unable to finance growth externally, its cash distribution policy will significantly impair its ability to grow. Further, to the extent EQM issues additional units in connection with any acquisitions or expansion capital projects, the payment of distributions on those additional units may increase the risk that EQM will be unable to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to distribute to our unitholders. The incurrence of additional debt to finance EQM’s growth strategy would result in increased interest expense to EQM, which in turn may reduce the available cash that we have to distribute to our unitholders.

The debt that we incur may limit the distributions that we can pay to our unitholders.

Our payment of principal and interest on any indebtedness, including under our working capital facility, will reduce our cash available for distribution to our unitholders. We anticipate that any credit facility we enter into in the future would limit our ability to pay distributions to our unitholders during an event of default or if an event of default would result from the distributions.

In addition, pursuant to the terms of our working capital facility, EQT may terminate the facility upon 90 days’ notice. If EQT were to terminate the working capital facility, we may be unable to enter into additional financing arrangements with third parties on commercially reasonable terms, or at all. Moreover, any future indebtedness may adversely affect our ability to obtain additional financing for future operations or capital needs, limit our ability to pursue other business opportunities, or make our results of operations more susceptible to adverse economic or operating conditions.

Our unitholders do not elect our general partner or vote on our general partner’s directors. In addition, EQT owns a sufficient number of our common units to allow it to prevent the removal of our general partner.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders do not have the ability to elect our general partner or the members of our general partner’s board of directors and will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis in the future. The members of our general partner’s board of directors, including the independent directors, are chosen by EQT, the owner of our general partner. Furthermore, if our public unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least 80% of the outstanding common units. Because EQT owns more than 20% of our outstanding common units, our public unitholders will be unable to remove our general partner without EQT’s consent. Moreover, any removal of our general partner is also subject to approval of a successor general partner by the vote of the holders of a majority of the outstanding common units.

As a result of these provisions, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

Our general partner may cause us to issue additional common units or other equity securities without unitholder approval, which would dilute our unitholders’ existing ownership interests.

Our general partner may cause us to issue additional common units or other equity securities, including securities that rank senior to the common units, without the approval of our unitholders. The issuance by us of additional common units or other equity securities will have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units may decline.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party, including in a merger or in a sale of all or substantially all of its assets, without the consent of our unitholders. Furthermore, EQT, the owner of our general partner, may transfer all or a portion of its ownership interest in our general partner to a third party, also without unitholder consent. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers.

If EQM’s unitholders remove the EQM General Partner, we would lose our general partner interest and incentive distribution rights in EQM and the ability to manage EQM.

We currently manage EQM through the EQM General Partner, our direct wholly owned subsidiary and the general partner of EQM. EQM’s partnership agreement, however, gives unitholders of EQM the right to remove the EQM General Partner upon the affirmative vote of holders of 66 2/3% of EQM’s outstanding units. If the EQM General Partner were to be removed as general partner of EQM, it would receive cash or EQM common units in exchange for its general partner interest and the IDRs and would lose its ability to manage EQM. While the EQM common units or cash the EQM General Partner would receive are intended under the terms of EQM’s partnership agreement to fully compensate the EQM General Partner in the event such an exchange is required, the value of these EQM common units or of the investments the EQM General Partner makes with the cash over time may not be equivalent to the value of the general partner interest and the IDRs had the EQM General Partner retained them. Furthermore, the conversion of the IDRs into EQM common units would disproportionately impact the amount of cash distributions to which we are entitled with respect to increases in EQM distributions.

Please also read “If in the future we cease to manage and control EQM, we may be deemed to be an investment company under the Investment Company Act.”

Our ability to sell our partnership interests in EQM may be limited by securities law restrictions and liquidity constraints.

We own 21,811,643 common units of EQM, all of which are unregistered and restricted securities, within the meaning of Rule 144 under the Securities Act of 1933, as amended (Securities Act). Unless we exercise our registration rights with respect to these common units, we will be limited to selling into the market in any three-month period an amount of EQM common units that does not exceed the greater of 1.0% of the total number of EQM common units outstanding or the average weekly reported trading volume of the EQM common units for the four calendar weeks prior to the sale. In addition, we face contractual limitations under EQM’s partnership agreement on our ability to sell EQM general partner units, and the market for such general partner units and IDRs is illiquid.

Our unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we through EQM conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which EQM does business. A unitholder could be liable for any and all of our obligations as if that unitholder were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•
such unitholder’s right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitutes “control” of our business.

Furthermore, under Delaware law, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution under certain circumstances.

Our unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable both for the obligations of the transferor to make contributions to the partnership that were known to the transferee at the time of transfer and for those obligations that were unknown if the liabilities could have been determined from the partnership agreement. Neither liabilities to partners on account of their partnership interest nor liabilities that are non-recourse to the partnership are counted for purposes of determining whether a distribution is permitted.

If in the future we cease to manage and control EQM, we may be deemed to be an investment company under the Investment Company Act.

If we cease to manage and control EQM and are deemed to be an investment company under the Investment Company Act of 1940 (Investment Company Act), we will either have to register as an investment company under the Investment Company Act, obtain exempted relief from the SEC or modify our organizational structure or our contractual rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage, require us to add additional directors who are independent of us and our affiliates, and adversely affect the price of our common units. In addition, if we were required to register under the Investment Company Act, we would be taxed as a corporation for U.S. federal income tax purposes, which would substantially reduce our cash available for distribution to our unitholders.

Our partnership agreement restricts the rights of unitholders owning 20% or more of our units.

Our unitholders’ voting rights are restricted by a provision in our partnership agreement which provides that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of our management. As a result, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

EQM may issue additional limited partner interests or other equity securities, which may increase the risk that EQM will not have sufficient available cash to maintain or increase its cash distribution level.

EQM has wide latitude to issue additional limited partner interests on the terms and conditions established by the EQM General Partner. We receive cash distributions from EQM on the general partner interest, IDRs and limited partner interests that we hold. Because we expect a growing portion of the cash we receive from EQM to be attributable to our ownership of the IDRs, payment of distributions on additional EQM limited partner interests may increase the risk that EQM will be unable to maintain or increase its quarterly cash distribution per unit, which in turn may reduce the amount of incentive distributions we receive and the available cash that we have to distribute to our unitholders.

If the EQM General Partner is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of EQM, its value and, therefore, the value of our common units could decline.

The EQM General Partner, as the general partner of EQM, may make expenditures on behalf of EQM for which it will seek reimbursement from EQM. Under Delaware partnership law, the EQM General Partner, in its capacity as the general partner of EQM, has unlimited liability for the obligations of EQM, such as its debts and environmental liabilities, except for those contractual obligations of EQM that are expressly made without recourse to the general partner. To the extent the EQM General Partner incurs obligations on behalf of EQM, it is entitled to be reimbursed or indemnified by EQM. If EQM is unable or unwilling to reimburse or indemnify the EQM General Partner, the EQM General Partner may not be able to satisfy those liabilities or obligations, which would reduce its cash flows to us.

The amount of cash distributions that we will be able to distribute to our unitholders will be reduced by the incremental costs associated with our being a publicly traded partnership, other general and administrative expenses and any reserves that our general partner believes it is prudent to maintain for the proper conduct of our business and for future distributions.

Before we can pay distributions to our unitholders, we will first pay our expenses, including the costs of being a publicly traded partnership and other operating expenses, and may establish reserves for debt service requirements, if any, for future distributions during periods of limited cash flows or for other purposes. In addition, we may reserve funds to allow our wholly owned subsidiary, the EQM General Partner, to make capital contributions to EQM in order to maintain the EQM General Partner’s then current general partner ownership interest in EQM when EQM issues additional common units.

Our common units and EQM’s common units may not trade in relation or proportion to one another.

Our common units and EQM’s common units may not trade in simple relation or proportion to one another. Instead the trading prices may diverge because, among other things:

•	EQM’s cash distributions to its common unitholders have a priority over distributions on its IDRs;

•	we participate in the distributions on the EQM General Partner’s general partner interest and IDRs in EQM while EQM’s common unitholders do not; and

•	we may pursue business opportunities separate and apart from EQM or any of its affiliates.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by EQT or other large holders.

We had 266,165,000 common units outstanding as of December 31, 2015, of which 239,715,000 common units were held by EQT, representing 90.1% of our outstanding common units. Sales by EQT or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including EQT, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Increases in interest rates may cause the market price of our common units, or EQM’s common units, to decline.

Interest rates may increase in the future, whether because of inflation, increased yields on U.S. Treasury obligations or otherwise. As is true with other master limited partnerships (the common units of which are often viewed by investors as yield-oriented securities), the price of our and EQM’s common units are impacted by our and EQM’s levels of cash distributions and implied distribution yields. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units or EQM’s common units, and a rising interest rate environment could have an adverse impact on our unit price, EQM’s unit price, and our and EQM’s ability to make cash distributions at desired levels.

If we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.

Prior to our IPO, we were not required to file reports with the SEC. Upon completion of the IPO, we became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act). We prepare our consolidated financial statements in accordance with GAAP, but prior to our IPO, our internal accounting controls were not required to meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results will be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain effective controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 will require us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. We must comply with Section 404 beginning with our fiscal year ending December 31, 2016. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

Unlike most corporations, we are not required by NYSE rules to have, and we do not intend to have, a majority of independent directors on our general partner’s board of directors or a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

Risks Related to Conflicts of Interest

The EQM General Partner owes duties to EQM’s unitholders that may conflict with our interests, including in connection with the terms of contractual agreements, the determination of cash distributions to be made by EQM, and the determination of whether EQM should make acquisitions and on what terms.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including the EQM General Partner, on the one hand, and EQM and its limited partners, on the other hand. The directors and officers of the EQM General Partner have duties to manage EQM in a manner beneficial to us, as the EQM General Partner’s owner. At the same time, the EQM General Partner, as the general partner of EQM, has a duty to manage EQM in a manner beneficial to EQM and its limited partners. The board of directors of the EQM General Partner or its conflicts committee will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in the best interest of us or our unitholders.

For example, conflicts of interest may arise in connection with the following:

•	the terms and conditions of any contractual agreements between us and our affiliates, including EQT, on the one hand, and EQM, on the other hand;

•	the determination of the amount of cash to be distributed to EQM’s partners, including us, and the amount of cash to be reserved for the future conduct of EQM’s business;

•	the determination of whether EQM should make acquisitions and on what terms;

•
the determination of whether EQM should use cash on hand, borrow or issue equity to raise cash to finance acquisitions or expansion capital projects, repay indebtedness, meet working capital needs, pay distributions or otherwise;

•	any decision we make in the future to engage in business activities independent of EQM; and

•	the allocation of shared overhead expenses to EQM and us.

EQT controls our general partner, which has sole responsibility for conducting our business and managing our operations. Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner has limited its state law fiduciary duties to us and our unitholders, which may permit it to favor its own interests to the detriment of us and our unitholders.

EQT, which holds a 90.1% limited partner interest in us as of February 11, 2016, owns our general partner and has the power to appoint all of the officers and directors of our general partner. Conflicts of interest may arise among our general partner and its affiliates (including EQT), on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•
Neither our partnership agreement nor any other agreement requires EQT to pursue a business strategy that favors us or EQM, and the directors and officers of EQT have a fiduciary duty to make these decisions in the best interests of EQT, which may be contrary to our interests. EQT may choose to shift the focus of its investment and growth to areas not served by EQM’s assets.

•
EQT, as EQM’s primary customer, has an economic incentive to cause EQM not to seek higher tariff rates or gathering fees, even if such higher rates or fees would reflect rates and fees that could be obtained in arm's length, third party transactions.

•	EQT is not limited in its ability to compete with us or EQM and may offer business opportunities or sell midstream assets to third parties without first offering us or EQM the right to bid for them.

•
Our general partner is allowed to take into account the interests of parties other than us, such as EQT, in resolving conflicts of interest, which has the effect of limiting its state law fiduciary duty to our unitholders.

•
All of the officers and five of the directors of our general partner are also officers and/or directors of EQT and/or the EQM General Partner and owe fiduciary duties to EQT and/or the EQM General Partner, as applicable. The officers of our general partner also devote significant time to the business of EQT and EQM and are compensated by EQT accordingly.

•	Our general partner determines whether or not we incur debt and that decision may affect our or EQM’s credit ratings.

•
Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty under state law.

•	Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including EQT’s obligations under the EQGP omnibus agreement.

•
Our partnership agreement gives our general partner broad discretion in establishing financial reserves for the proper conduct of our business. These reserves will affect the amount of cash available for distribution to our unitholders.

•
Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the creation, reduction or increase of reserves, each of which can affect the amount of cash available for distribution to our unitholders.

•	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us.

•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions.

•
Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.

•	Our general partner intends to limit its liability regarding our contractual and other obligations.

•	Our general partner may exercise its right to call and purchase all of our common units not owned by it and its affiliates if they own more than 95% of the common units.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

Please read Item 13, “Certain Relationships and Related Party Transactions, and Director Independence-Certain Relationships and Related Transactions” and Item 13, “Certain Relationships and Related Party Transactions, and Director Independence-Conflicts of Interest” in this Annual Report on Form 10-K.

The duties of our general partner’s officers and directors may conflict with their duties as officers and/or directors of EQT and/or the EQM General Partner.

Our general partner’s officers and directors have duties to manage our business in a manner beneficial to us, our unitholders and the owner of our general partner, EQT. However, three of our general partner’s directors and all of its officers are also officers and/or directors of the EQM General Partner, which has duties to manage the business of EQM in a manner beneficial to EQM and EQM’s unitholders. Additionally, all of our general partner’s officers are also officers of EQT, five of our general partner’s directors are affiliated with EQT and two of our general partner’s directors are also directors of EQT. Consequently, these directors and officers may encounter situations in which their obligations to EQM and/or EQT, as applicable, on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

In addition, our general partner’s officers, all of whom are also officers of the EQM General Partner and EQT, will have responsibility for overseeing the allocation of their own time and time spent by administrative personnel on our behalf and on behalf of EQM and/or EQT. These officers face conflicts regarding these time allocations that may adversely affect our or EQM’s results of operations, cash flows and financial condition.

EQT may compete with us or EQM, which could adversely affect our or EQM’s ability to grow and our or EQM’s results of operations and cash available for distribution.

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner, including EQT and its other subsidiaries, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us or EQM. EQT currently holds interests in, and may make investments in and purchases of, entities that acquire, own and operate other natural gas midstream assets. EQT will be under no obligation to make any acquisition opportunities available to us or EQM. Moreover, while EQT may offer us or EQM the opportunity to buy assets from it, it is under no contractual obligation to accept any offer we might make with respect to such opportunity.

Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and EQT. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us or EQM will not have any duty to communicate or offer such opportunity to us or EQM. Any such person or entity will not be liable to us or EQM or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us or EQM. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replace those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate corporate opportunities among us and its affiliates;

•	whether to exercise its limited call right;

•	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to transfer any units it owns or the general partner interest in us to a third party; and

•	whether or not to consent to any merger, consolidation or conversion of the partnership or amendment to our partnership agreement.

By purchasing a common unit, a common unitholder agrees to become bound by the provisions in our partnership agreement, including the above provisions.

Our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•
whenever our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the board of directors of our general partner and any committee thereof (including the conflicts committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was in the best interests of our partnership, and, except as specifically provided by our partnership agreement, will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;

•
our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
our general partner will not be in breach of its obligations under our partnership agreement (including any duties to us or our unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:

◦	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

◦	approved by the vote of a majority of our outstanding common units, excluding any common units owned by our general partner and its affiliates;

◦	determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

◦
determined by the board of directors of our general partner to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner or the conflicts committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth sub-bullets above, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Our general partner has a call right that may require our unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 95% of our outstanding common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the remaining units held by unaffiliated persons at a price that is not less than the then-current market price of the common units. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our common unitholders may also incur a tax liability upon a sale of their common units. As of February 11, 2016, affiliates of our general partner own 90.1% of our outstanding common units.

Our general partner may mortgage, pledge or grant a security interest in all or substantially all of our assets without prior approval of our unitholders.

Our general partner may mortgage, pledge or grant a security interest in all or substantially all of our assets without prior approval of our unitholders. If our general partner at any time were to decide to incur debt and secure its obligations or indebtedness by all or substantially all of our assets, and if our general partner were to be unable to satisfy such obligations or repay such indebtedness, the lenders could seek to foreclose on our assets. The lenders could also sell all or substantially all of our assets under such foreclosure or other realization upon those encumbrances without prior approval of our unitholders, which would adversely affect the price of our common units.

Risks Inherent in EQM’s Business

EQM is dependent on EQT for a substantial majority of its revenues and future growth. Therefore, EQM is indirectly subject to the business risks of EQT. EQM has no control over EQT’s business decisions and operations, and EQT is under no obligation to adopt a business strategy that favors EQM.

Historically, EQM has provided a substantial percentage of its natural gas transmission, storage and gathering services to EQT. EQT accounted for approximately 73% of EQM’s total revenues for the year ended December 31, 2015. EQM expects to derive a substantial majority of its revenues from EQT for the foreseeable future. Therefore, any event, whether in EQM’s areas of operations or otherwise, that adversely affects EQT’s production, financial condition, leverage, results of operations or cash flows may adversely affect EQM’s and our ability to sustain or increase cash distributions to its and our respective unitholders. Accordingly, we and EQM are indirectly subject to the business risks of EQT, including the following:

•	natural gas price volatility or a sustained period of lower commodity prices may have an adverse effect on EQT’s drilling operations, revenue, profitability, future rate of growth and liquidity;

•	a reduction in or slowing of EQT’s anticipated drilling and production schedule, which would directly and adversely impact demand for EQM’s services;

•	infrastructure capacity constraints and interruptions;

•	risks associated with the operation of EQT’s wells, pipelines and facilities, including potential environmental liabilities;

•	the availability of capital on a satisfactory economic basis to fund EQT’s operations;

•	EQT’s ability to identify exploration, development and production opportunities based on market conditions;

•	uncertainties inherent in projecting future rates of production;

•	EQT’s ability to develop additional reserves that are economically recoverable, to optimize existing well production and to sustain production;

•	adverse effects of governmental and environmental regulation and negative public perception regarding EQT’s operations; and

•	the loss of key personnel.

For example, as a result of lower commodity prices, in December 2015, EQT announced a 2016 capital expenditure forecast for well development of $820.0 million, which is 51% lower than EQT's 2015 capital expenditures for well development. EQT may further reduce its capital expenditure spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting significant unaffiliated third party customers, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage and gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to, and entered into long-term firm transmission and gathering contracts on, EQM’s systems, it may determine in the future that drilling in areas outside of EQM’s current areas of operations is strategically more attractive to it and it is under no contractual obligation to maintain its production dedicated to EQM. A reduction in the capacity subscribed or volumes transported, stored or gathered on EQM’s systems by EQT could have a material adverse effect on EQM’s business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders, including us.

Please see Item 1A, “Risk Factors” in EQT’s Annual Report on Form 10-K for the year ended December 31, 2015 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full discussion of the risks associated with EQT’s business.

EQM’s natural gas transmission, storage and gathering services are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make distributions.

EQM’s interstate natural gas transmission and storage operations are regulated by the FERC under the NGA, the NGPA, and the Energy Policy Act of 2005. Certain portions of EQM’s gathering operations are also rate-regulated by the FERC in connection with its interstate transmission operations. EQM’s FERC-regulated systems operate under a tariff approved by the FERC that establishes rates, cost recovery mechanisms and terms and conditions of service to its customers. Generally, the FERC’s authority extends to:

•	rates and charges for EQM’s natural gas transmission and storage and FERC-regulated gathering services;

•	certification and construction of new interstate transmission and storage facilities;

•	abandonment of interstate transmission and storage services and facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of services and service contracts with customers;

•	depreciation and amortization policies;

•	acquisitions and dispositions of interstate transmission and storage facilities; and

•	initiation and discontinuation of interstate transmission and storage services.

Interstate pipelines may not charge rates or impose terms and conditions of service that, upon review by the FERC, are found to be unjust and unreasonable or unduly discriminatory. The recourse rate that may be charged by EQM’s interstate pipeline for its transmission and storage services is established through the FERC’s ratemaking process. The maximum applicable recourse rate and terms and conditions for service are set forth in EQM’s FERC-approved tariff.

Pursuant to the NGA, existing interstate transmission and storage rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases and changes to terms and conditions of service proposed by a regulated interstate pipeline may be protested and such increases or changes can be delayed and may ultimately be rejected by the FERC. EQM currently holds authority from the FERC to charge and collect (i) “recourse rates,” which are the maximum rates an interstate pipeline may charge for its services under its tariff, and (ii) “negotiated rates,” which involve rates above or below the “recourse rates,” provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement. As of December 31, 2015, approximately 90% of the contracted firm transmission capacity on EQM’s system was committed under such “negotiated rate” contracts, rather than recourse rate or discount rate contracts. There can be no guarantee that EQM will be allowed to continue to operate under such rate structures for the remainder of those assets’ operating lives. Any successful challenge against rates charged for EQM’s transmission and storage services could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, the FERC has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline’s own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission facilities. EQM maintains rates and terms of service in its tariff for unbundled gathering services performed on a portion of its gathering facilities that are connected to its transmission and storage system. Just as with rates and terms of service for transmission and storage services, EQM’s rates and terms of services for its FERC-regulated gathering services may be challenged by complaint and are subject to prospective change by the FERC. Rate increases and changes to terms and conditions of service which EQM proposes for its FERC-regulated gathering services may be protested and such increases or changes can be delayed and may ultimately be rejected by the FERC.

The FERC’s jurisdiction extends to the certification and construction of interstate transmission and storage facilities, including, but not limited to, acquisitions, facility maintenance, expansions, and abandonment of facilities and services. While the FERC exercises jurisdiction over the rates and terms of service for EQM’s FERC-regulated gathering services, these gathering facilities are not subject to the FERC’s certification and construction authority. Prior to commencing construction of new or existing interstate transmission and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or file to amend its existing certificate, from the FERC. Typically, a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any agency’s delay in the issuance of, or refusal to issue, authorizations or permits for one or more of these projects may mean that EQM will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that EQM did not anticipate. Such delays, refusals or resulting modifications to projects could materially and negatively impact the revenues and costs expected from these projects or cause EQM to abandon planned projects.

FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the form of service agreements set forth in the pipeline’s FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that the FERC finds that an agreement, in whole or part, is materially non-conforming, it could reject the agreement or require EQM to seek modification, or alternatively require EQM to modify its tariff so that the non-conforming provisions are generally available to all customers.

Under current policy, the FERC permits interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated rates. For pipelines owned by partnerships or limited liability companies taxed as partnerships for federal income tax purposes, the tax allowance will reflect the actual or potential income tax liability on the FERC-jurisdictional income attributable to all partnership or limited liability company interests if the ultimate owner of the interest has an actual or potential income tax liability on such income. This policy was upheld on May 29, 2007 by the Court of Appeals for the District of Columbia Circuit. The FERC will determine, on a case-by-case basis, whether the owners of an interstate pipeline have such actual or potential income tax liability. In a future rate case, EQM may be required to demonstrate the extent to which inclusion of an income tax allowance in the applicable cost-of-service is permitted under the current income tax allowance policy. In addition, the FERC’s income tax allowance policy is frequently the subject of challenge, and EQM cannot predict whether the FERC or a reviewing court will alter the existing policy. If the FERC’s policy were to change and if the FERC were to disallow a substantial portion of the EQM pipelines’ income tax allowance, EQM’s regulated rates, and therefore its revenues and ability to make quarterly cash distributions to its unitholders, including us, could be materially adversely affected.

The FERC may not continue to pursue its approach of pro-competitive policies as it considers matters such as interstate pipeline rates and rules and policies that may affect rights of access to natural gas transmission capacity and transmission and storage facilities.

Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. EQM believes that its high-pressure natural gas pipelines meet the traditional tests the FERC has used to establish a pipeline’s status as an exempt gatherer not subject to regulation as a natural gas company, although the FERC has not made a formal determination with respect to the jurisdictional status of those facilities. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation within the industry, so the classification and regulation of Jupiter and NWV Gathering are subject to change based on future determinations by the FERC, the courts or the U.S. Congress. Failure to comply with applicable provisions of the NGA, the NGPA, the Pipeline Safety Act of 1968 and certain other laws, as well as with the regulations, rules, orders, restrictions and conditions associated with these laws, could result in the imposition of administrative and criminal remedies and civil penalties of up to $200,000 per day, for each violation and up to a maximum penalty of $2,000,000 for a related series of violations.

In addition, future federal, state or local legislation or regulations under which EQM will operate its natural gas transmission, storage and gathering businesses may have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Any significant decrease in production of natural gas in EQM’s areas of operation could adversely affect its business and operating results and reduce its distributable cash flow.

EQM’s business is dependent on the continued availability of natural gas production and reserves in its areas of operation. A sustained low price environment for natural gas or regulatory limitations could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets. Production from existing wells and natural gas supply basins with access to EQM’s systems will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, the competition for natural gas supplies to serve other markets could reduce the amount of natural gas supply for EQM’s customers, or a sustained low price environment for natural gas could cause producers to determine in the future that drilling activities in areas outside of EQM’s current areas of operation are strategically more attractive to them. A reduction in the natural gas volumes supplied by EQT or other third party producers could result in reduced throughput on EQM’s systems and adversely impact its ability to grow its operations and increase quarterly cash distributions to its unitholders, including us. Accordingly, to maintain or increase the contracted capacity or the volume of natural gas transported, stored and gathered on EQM’s systems and cash flows associated therewith, EQM’s customers must continually obtain adequate supplies of natural gas.

The primary factors affecting EQM’s ability to obtain non-dedicated sources of natural gas include the level of successful drilling activity near EQM’s systems and EQM’s ability to compete for volumes from successful new wells. While EQT has dedicated production from certain of its leased properties to EQM, EQM has no control over the level of drilling activity in its areas of operation, the amount of reserves associated with wells connected to EQM’s gathering systems or the rate at which production from a well declines. In addition, EQM has no control over EQT or other producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected energy prices, demand for hydrocarbons, levels of reserves, geological considerations, environmental or other governmental regulations, the availability of drilling permits, the availability of drilling rigs, and other production and development costs.

Fluctuations in energy prices can also greatly affect the development of new natural gas reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. For example, the average daily prices for NYMEX Henry Hub natural gas ranged from a high of $3.23 per MMBtu to a low of $1.76 per MMBtu from January 1, 2015 through February 10, 2016, and the average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $61.43 per barrel to a low of $26.55 per barrel during the same period. Factors affecting commodity prices include worldwide economic conditions; weather conditions and seasonal trends; the levels of domestic production and consumer demand; the availability of imported liquefied natural gas (LNG); the ability to export LNG; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional basis differentials and premiums; the price and availability of alternative fuels; the effects of energy conservation measures; the nature and extent of governmental regulation and taxation; and the anticipated future prices of natural gas, LNG and other commodities. Declines in natural gas prices have had a negative impact on exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. For example, in December 2015, EQT announced a 2016 capital expenditure forecast for well development of $820 million, which is 51% lower than EQT's 2015 capital expenditures for well development. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our systems. Because of these factors, even if new natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. Moreover, EQT may not develop the acreage it has dedicated to us. If reductions in drilling activity result in our inability to maintain levels of contracted capacity and throughput, it could reduce our revenue and impair our ability to make quarterly cash distributions to our unitholders.

EQM typically does not obtain independent evaluations of natural gas reserves connected to its systems. Accordingly, EQM does not have independent estimates of total reserves connected to its systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to EQM’s systems are less than EQM anticipates, or the timeline for the development of reserves is longer than EQM anticipates, and EQM is unable to secure additional sources of natural gas, there could be a material adverse effect on its business, results of operations, financial condition and ability to make quarterly cash distributions to its unitholders, including us.

If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins, or if natural gas supplies are diverted to serve other markets, the overall volume of natural gas transported, stored and gathered on EQM’s systems would decline, which could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM may not be able to increase its third party throughput and resulting revenue due to competition and other factors, which could limit its ability to grow and extend its dependence on EQT.

Part of EQM’s growth strategy includes diversifying its customer base by identifying opportunities to offer services to third parties other than EQT. For the years ended December 31, 2015, 2014 and 2013, EQT accounted for approximately 53%, 51% and 80%, respectively, of EQM’s transmission revenues, 1%, 2% and 61%, respectively, of EQM’s storage revenues, 97%, 96% and 97%, respectively, of EQM’s gathering revenues and 73%, 69% and 88%, respectively, of EQM’s total revenues. EQM’s ability to increase its third party throughput and resulting revenue is subject to numerous factors beyond its control, including competition from third parties and the extent to which EQM has available capacity when third party shippers require it. To the extent that EQM lacks available capacity on its systems for third party volumes, it may not be able to compete effectively with third party systems for additional natural gas production in its areas of operation.

EQM has historically provided transmission, storage and gathering services to third parties on only a limited basis and may not be able to attract material third party service opportunities. EQM’s efforts to attract new unaffiliated customers may be adversely affected by its relationship with EQT and its desire to provide services pursuant to long-term firm contracts. EQM’s potential customers may prefer to obtain services under other forms of contractual arrangements under which EQM would be required to assume direct commodity exposure. In addition, EQM will need to continue to improve its reputation among its potential customer base for providing high quality service in order to continue to successfully attract unaffiliated third parties.

EQM is exposed to the credit risk of its counterparties in the ordinary course of its business.

EQM is exposed to the risk of loss resulting from the nonpayment and/or nonperformance of its customers, suppliers, joint venture partners and other counterparties. EQM extends credit to its customers, including EQT, its largest customer, as a normal part of EQM’s business. While EQM has established credit policies, including assessing the creditworthiness of its customers as permitted by its FERC-approved natural gas tariff, and requiring appropriate terms or credit support from them based on the results of such assessments, EQM may not have adequately assessed the creditworthiness of its existing or future customers. We cannot predict the extent to which EQT’s and EQM’s other counterparties’ businesses would be impacted if commodity prices further deteriorate, commodity prices remain depressed for a sustained period of time, or other conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on the abilities of EQM’s counterparties to perform under their transmission, storage and gathering agreements with EQM. Any resulting nonpayment and/or nonperformance by EQM’s counterparties could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Increased competition from other companies that provide transmission, storage or gathering services, or from alternative fuel sources, could have a negative impact on the demand for EQM’s services, which could adversely affect its financial results.

EQM’s ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors. EQM’s systems compete primarily with other interstate and intrastate pipelines and storage facilities in the transmission, storage and gathering of natural gas. Some of EQM’s competitors have greater financial resources and may now, or in the future, have access to greater supplies of natural gas than EQM does. Some of these competitors may expand or construct transmission and storage systems or gathering systems that would create additional competition for the services EQM provides to its customers. In addition, EQM’s customers may develop their own transmission, storage or gathering services instead of using EQM’s. Moreover, none of EQT, EQGP or their respective affiliates is limited in its ability to compete with EQM.

The policies of the FERC promoting competition in natural gas markets are having the effect of increasing the natural gas transmission and storage options for EQM’s traditional customer base. As a result, EQM could experience some “turnback” of firm capacity as existing agreements expire. If EQM is unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, EQM may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas transported or stored by EQM’s systems or, in cases where EQM does not have long-term firm contracts, could force EQM to lower its transmission or storage rates.

Further, natural gas as a fuel competes with other forms of energy available to end-users, including electricity, coal and liquid fuels. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas storage, transmission and gathering services.

All of these competitive pressures could make it more difficult for EQM to retain its existing customers and/or attract new customers as EQM seeks to expand its business, which could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. In addition, competition could intensify the negative impact of factors that decrease demand for natural gas in the markets served by EQM’s systems, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.

If third party pipelines and other facilities interconnected to EQM’s pipelines and facilities become unavailable to transport natural gas, EQM’s revenues and cash available to make distributions to its unitholders could be adversely affected.

EQM depends upon third party pipelines and other facilities that provide receipt and delivery options to and from EQM’s transmission and storage system. For example, EQM’s transmission and storage system interconnects with the following interstate pipelines: Texas Eastern, Dominion Transmission, Columbia Gas Transmission, Tennessee Gas Pipeline Company and National Fuel Gas Supply Corporation, as well as multiple distribution companies. Similarly, EQM’s gathering systems have multiple delivery interconnects to multiple interstate pipelines. In the event that EQM’s access to such systems was impaired or if it were unable to maintain processing and treating contracts on acceptable terms, the amount of natural gas that EQM’s gathering systems can gather and transport would be adversely affected, which could reduce revenues from EQM’s gathering activities. Because EQM does not own these third party pipelines or facilities, their continuing operation is not within EQM’s control. If these or any other pipeline connections or facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, EQM’s ability to operate efficiently and continue shipping natural gas to end markets could be restricted, thereby reducing EQM’s revenues. Any temporary or permanent interruption at any key pipeline interconnect or facility could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Certain of the services EQM provides on its transmission and storage system are subject to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if EQM’s cost to perform such services exceeds the revenues received from such contracts, and, as a result, EQM’s costs could exceed its revenues received under such contracts.

It is possible that costs to perform services under “negotiated rate” contracts will exceed the negotiated rates EQM has agreed to provide to its customers. If this occurs, it could decrease the cash flow realized by EQM’s systems and, therefore, the cash EQM has available for distribution to its unitholders, including us. Under FERC policy, a regulated service provider and a customer may mutually agree to a “negotiated rate,” and that contract must be filed with and accepted by the FERC. As of December 31, 2015, approximately 90% of EQM’s contracted transmission firm capacity was subscribed under such “negotiated rate” contracts. These “negotiated rate” contracts may not generally be subject to adjustment for increased costs which could be caused by inflation or other factors relating to the specific facilities being used to perform the services.

EQM may not be able to renew or replace expiring contracts at favorable rates or on a long-term basis.

EQM’s primary exposure to market risk occurs at the time its existing contracts expire and are subject to renegotiation and renewal. Including contracts on the AVC facilities and contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, firm transmission and storage contracts, have a weighted average remaining term of approximately 17 years and firm gathering contracts have a weighted average remaining term of approximately 9 years as of December 31, 2015. The extension or replacement of existing contracts, including its contracts with EQT, depends on a number of factors beyond EQM’s control, including:

•	the level of existing and new competition to provide services to EQM’s markets;

•	the macroeconomic factors affecting natural gas economics for EQM’s current and potential customers;

•	the balance of supply and demand, on a short-term, seasonal and long-term basis, in EQM’s markets;

•	the extent to which the customers in EQM’s markets are willing to contract on a long-term basis; and

•	the effects of federal, state or local regulations on the contracting practices of EQM’s customers.

Any failure to extend or replace a significant portion of EQM’s existing contracts, or extending or replacing them at unfavorable or lower rates, could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

If the tariff governing the services EQM provides is successfully challenged, EQM could be required to reduce its tariff rates, which would have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Rate payers, the FERC or other interested stakeholders, such as state regulatory agencies, may challenge EQM’s recourse rates, discounted rates offered to individual customers or the terms and conditions of service included in EQM’s tariff. EQM does not have an agreement in place that would prohibit customers, including EQT or its affiliates, from challenging EQM’s tariff. If any challenge were successful, among other things, the rates that EQM charges on its systems could be reduced. Successful challenges could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

If EQM does not complete expansion projects, its future growth may be limited.

A significant component of EQM’s growth strategy is to continue to grow the cash distributions on its units by expanding its business. EQM’s ability to grow depends, in part, upon its ability to complete expansion projects that result in an increase in the cash EQM generates. EQM may be unable to complete successful, accretive expansion projects for many reasons, including, but not limited to, the following:

•	an inability to identify attractive expansion projects;

•	an inability to obtain necessary rights-of-way or permits or other government approvals, including approvals by regulatory agencies;

•	an inability to successfully integrate the infrastructure EQM builds;

•	an inability to raise financing for expansion projects on economically acceptable terms;

•	incorrect assumptions about volumes, revenues and costs, including potential growth; or

•	an inability to secure adequate customer commitments to use the newly expanded facilities.

Expanding EQM’s business by constructing new midstream assets subjects EQM to risks.

Organic and greenfield growth projects are a significant component of EQM’s growth strategy. The development and construction of pipelines and storage facilities involves numerous regulatory, environmental, political and legal uncertainties beyond EQM’s control and may require the expenditure of significant amounts of capital. The development and construction of pipelines and storage facilities expose EQM to construction risks such as the failure to meet affiliate and third party contractual requirements, delays caused by landowners or advocacy groups opposed to the oil and gas industry, environmental hazards, the lack of available skilled labor, equipment and materials and the inability to obtain necessary approvals and permits from regulatory agencies on a timely basis. These types of projects may not be completed on schedule, at the budgeted cost or at all. Moreover, EQM’s revenues may not increase for some time after completion of a particular project. For instance, EQM will be required to pay construction costs generally as they are incurred but construction will typically occur over an extended period of time, and EQM will not receive material increases in revenues until the project is placed into service. Moreover, EQM may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve EQM’s expected investment return, which could adversely affect EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Certain of EQM’s internal growth projects may require regulatory approval from federal and state authorities prior to construction, including any extensions from or additions to its transmission and storage system. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to exploration and production and gathering activities in new production areas, including the Marcellus and Utica Shales, and negative public perception regarding the oil and gas industry. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions.

If EQM is unable to make acquisitions on economically acceptable terms, its future growth may be limited, and the acquisitions EQM does make may reduce, rather than increase, its cash generated from operations on a per unit basis.

EQM’s ability to grow depends, in part, on its ability to make acquisitions that increase its cash generated from operations on a per unit basis. The acquisition component of EQM’s strategy is based, in large part, on its expectation of ongoing divestitures of midstream energy assets by industry participants. A material decrease in such divestitures would limit EQM’s opportunities for future acquisitions and could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

If EQM is unable to make accretive acquisitions, whether because, among other reasons, (i) EQM is unable to identify attractive acquisition opportunities, (ii) EQM is unable to negotiate acceptable purchase contracts, (iii) EQM is unable to obtain financing for acquisitions on economically acceptable terms, (iv) EQM is outbid by competitors or (v) EQM is unable to obtain necessary governmental or third party consents, then EQM’s future growth and ability to increase distributions will be limited.

Furthermore, even if EQM does make acquisitions that it believes will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis. Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about volumes, revenues and costs, including synergies and potential growth;

•	an inability to secure adequate customer commitments to use the acquired systems or facilities;

•	an inability to integrate successfully the assets or businesses EQM acquires;

•	the assumption of unknown liabilities for which EQM is not indemnified or for which EQM’s indemnity is inadequate;

•	the diversion of management’s and employees’ attention from other business concerns; and

•	unforeseen difficulties operating in new geographic areas or business lines.

If any acquisition fails to be accretive to EQM’s distributable cash flow per unit, it could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

If EQM is unable to obtain needed capital or financing on satisfactory terms to fund expansions of its asset base, its ability to make quarterly cash distributions may be diminished or its financial leverage could increase. EQM does not have any commitment with any of its affiliates to provide any direct or indirect financial assistance to EQM.

In order to expand EQM’s asset base and complete the announced expansion projects described in this Annual Report on Form 10-K, EQM will need to make expansion capital expenditures. If EQM does not make sufficient or effective expansion capital expenditures, it will be unable to expand its business operations and may be unable to maintain or raise the level of its quarterly cash distributions.

Global financial markets and economic conditions have been, and continue to be, volatile, particularly for companies in the oil and gas industry. The current weak economic conditions in the oil and gas industry have made, and will likely continue to make, it difficult for some entities to obtain funding. In order to fund its expansion capital expenditures, EQM will be required to use cash from its operations, incur borrowings or sell additional common units or other limited partner interests. Using cash from operations will reduce distributable cash flow to EQM’s common unitholders, including us. EQM’s ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by its financial condition at the time of any such financing or offering, the covenants in EQM’s debt agreements, general economic conditions and contingencies and uncertainties that are beyond EQM’s control. Even if EQM is successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit its ability to pay distributions to its common unitholders, including us. In addition, incurring additional debt may significantly increase EQM’s interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease EQM’s and our ability to pay distributions at the then-current distribution rate. If funding is not available to EQM when needed, or is available only on unfavorable terms, EQM may be unable to execute its business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on EQM’s financial condition, results of operations, cash flows and ability to make quarterly cash distributions to its unitholders, including us. EQM does not have any commitment with the EQM General Partner or other affiliates, including EQT and us, to provide any direct or indirect financial assistance to EQM.

EQM is subject to numerous hazards and operational risks.

EQM’s business operations are subject to all of the inherent hazards and risks normally incidental to the gathering, transmission and storage of natural gas. These operating risks include, but are not limited to:

•	damage to pipelines, facilities, equipment and surrounding properties caused by hurricanes, earthquakes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, vehicles, and farm and utility equipment;

•	uncontrolled releases of natural gas and other hydrocarbons;

•
leaks, migrations or losses of natural gas as a result of the malfunction of equipment or facilities and, with respect to storage assets, as a result of undefined boundaries, geologic anomalies, natural pressure migration and wellbore migration;

•	ruptures, fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution to the environment and suspension of operations.

These risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of EQM’s operations, regulatory investigations and penalties and substantial losses to EQM. The location of certain segments of EQM’s systems in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the damages resulting from these risks. In spite of any precautions taken, an event such as those described above could cause considerable harm to people or property and could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. Accidents or other operating risks could further result in loss of service available to EQM’s customers. Such circumstances, including those arising from maintenance and repair activities, could result in service interruptions on segments of EQM’s systems. Potential customer impacts arising from service interruptions on segments of EQM’s systems could include limitations on its ability to satisfy customer requirements, obligations to provide reservation charge credits to customers in times of constrained capacity, and solicitation of EQM’s existing customers by others for potential new projects that would compete directly with EQM’s existing services. Such circumstances could adversely impact EQM’s ability to meet contractual obligations and retain customers, with a resulting negative impact on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM does not insure against all potential losses and could be seriously harmed by unexpected liabilities.

EQM is not fully insured against all risks inherent in its businesses, including environmental accidents that might occur. In addition, EQM does not maintain business interruption insurance of the types and in amounts necessary to cover all possible risks of loss. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQT currently maintains excess liability insurance that covers EQT’s and its affiliates’, including EQM’s, legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability but excludes: release of pollutants subsequent to their disposal; release of substances arising from the combustion of fuels that result in acidic deposition; and testing, monitoring, clean-up, containment, treatment or removal of pollutants from property owned, occupied by, rented to, used by or in the care, custody or control of EQT and its affiliates.

EQT also maintains coverage for itself and its affiliates, including EQM, for physical damage to assets and resulting business interruption, including damage caused by terrorist acts.

All of EQT’s insurance is subject to deductibles. If a significant accident or event occurs for which EQM is not fully insured, it could adversely affect EQM’s operations and financial condition. EQM may not be able to maintain or obtain insurance of the types and in the amounts it desires at reasonable rates, and it may elect to self-insure a portion of its asset portfolio. The insurance coverage EQM does obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses. In addition, EQM shares insurance coverage with EQT, for which EQM reimburses EQT pursuant to the terms of the EQM omnibus agreement. To the extent EQT experiences covered losses under the insurance policies, the limit of EQM’s coverage for potential losses may be reduced.

EQM is subject to stringent environmental laws and regulations that may expose it to significant costs and liabilities.

EQM’s operations are regulated extensively at the federal, state and local levels. Laws, regulations and other legal requirements have increased the cost to plan, design, install, operate and abandon transmission and gathering systems and pipelines. Environmental, health and safety legal requirements govern discharges of substances into the air and water; the management and disposal of hazardous substances and wastes; the clean-up of contaminated sites; groundwater quality and availability; plant and wildlife protection; locations available for pipeline construction; environmental impact studies and assessments prior to permitting; restoration of properties after construction or operations are completed; pipeline safety (including replacement requirements); and work practices related to employee health and safety. Compliance with the laws, regulations and other legal requirements applicable to EQM’s businesses, including delays in obtaining permits or other government approvals, may increase EQM’s cost of doing business, result in delays or restrictions in the performance of operations due to the need to obtain additional or more detailed permits or other governmental approvals or even cause EQM not to pursue a project. For example, the U.S. Fish and Wildlife Service announced in 2015 that it will consider hundreds of additional species for listing as endangered or threatened as a result of several litigation settlements. Some of the species that may ultimately be listed may be located in areas in which EQM operates. Such designations of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, can result in increased costs, construction delays, restrictions in EQM’s operations or abandonment of projects. In addition, compliance with laws, regulations or other legal requirements could subject EQM to claims for personal injuries, property damage and other damages. EQM’s failure to comply with the laws, regulations and other legal requirements applicable to its businesses, even if as a result of factors beyond its control, could result in the suspension or termination of its operations and subject EQM to administrative, civil and criminal penalties and damages.

Laws, regulations and other legal requirements are constantly changing, and implementation of compliant processes in response to such changes could be costly and time consuming. For example, during August and September 2015, the EPA published a suite of regulatory proposals aimed at reducing methane and VOC emissions across the entire oil and gas sector. These actions are part of a larger climate action plan, which focuses primarily on reducing GHG emissions from the power and oil and gas sectors. In addition, on October 1, 2015, the EPA revised the NAAQS for ozone from 75 parts per billion for the current 8 hour primary and secondary ozone standards to 70 parts per billion for both standards. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of EQM’s equipment, result in longer permitting timelines, and significantly increase EQM’s capital expenditures and operating costs, which could adversely impact EQM’s business. In addition to periodic changes to air, water and waste laws, as well as recent EPA initiatives to impose climate change-based air regulations on industry, the U.S. Congress and various states have been evaluating climate-related legislation and other regulatory initiatives that would further restrict emissions of greenhouse gases, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of burning natural gas). Such restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of greenhouse gases that could have an adverse effect on EQM’s operations.

These laws and regulations may impose numerous obligations that are applicable to EQM’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from EQM’s pipelines and facilities, and the imposition of substantial liabilities and remedial obligations for pollution resulting from EQM’s operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of EQM’s operations. In addition, EQM may experience a delay in obtaining or be unable to obtain required permits or regulatory authorizations, which may cause it to lose potential and current customers, interrupt its operations, abandon projects and limit its growth and revenue. There is a risk that EQM may incur costs and liabilities in connection with its operations due to historical industry operations and waste disposal practices, its handling of wastes and potential emissions and discharges related to EQM’s operations. Private parties, including the owners of the properties through which EQM’s transmission and storage system or its gathering systems pass and facilities where its wastes are taken for reclamation or disposal, may have the right to pursue legal actions to require remediation of contamination or enforce compliance with environmental requirements as well as to seek damages for personal injury or property damage. Pursuant to the terms of the EQM omnibus agreement, EQT will indemnify EQM for certain potential environmental and toxic tort claims, losses and expenses associated with the operation of assets acquired by EQM and occurring before the closing date of EQM’s IPO on July 2, 2012. However, the maximum liability of EQT for these indemnification obligations will not exceed $15 million, which may not be sufficient to fully compensate EQM for such claims, losses and expenses. In addition, changes in environmental laws occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to its unitholders, including us. EQM may not be able to recover all or any of these costs from insurance.

Climate change and related legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the natural gas services EQM provides.

Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs. In addition, on January 14, 2015, the Obama Administration announced its goal to significantly reduce methane emissions from oil and gas sources by 2025. Following this announcement, during August and September 2015, the EPA published a suite of regulatory proposals that set standards for methane and VOC emissions from the power and oil and gas sectors. PHMSA has also stated that it is considering natural gas pipeline safety standards that could result in lowering methane emissions.

The U.S. Congress, along with federal and state agencies, have considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase EQM’s cost of environmental compliance by requiring it to install new equipment to reduce emissions from larger facilities and/or, depending on any future legislation, purchase emission allowances. Climate change and greenhouse gas legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals for existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas EQM transports, stores and gathers. For example, while the EPA has had rules in effect since 2011 that require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States, including among others, onshore processing, transmission and storage facilities, in October 2015, the agency finalized changes to this reporting rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required to include, beginning in the 2016 reporting year, certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and processing equipment used to perform natural gas compression, dehydration and acid gas removal activities and blowdowns of natural gas transmission pipelines. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit EQM by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on EQM of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

Significant portions of EQM’s pipeline systems have been in service for several decades. There could be unknown events or conditions or increased maintenance or repair expenses and downtime associated with its pipelines that could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make distributions.

Significant portions of EQM’s transmission and storage system and FERC-regulated gathering system have been in service for several decades. The age and condition of these systems could result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce its revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of EQM’s systems could adversely affect its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM may incur significant costs and liabilities as a result of pipeline integrity management program testing and related repairs.

Pursuant to the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, the DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could harm “high consequence areas,” including high population areas, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The regulations require operators, including EQM, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.

Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on EQM and similarly situated midstream operators. For example, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency was seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. Most recently, in an August 2014 U.S. Government Accountability Office (GAO) report to the U.S. Congress, the GAO acknowledged PHMSA’s August 2011 proposed rulemaking as well as PHMSA’s continued assessment of the safety risks posed by these gathering lines as part of rulemaking process, and recommended that PHMSA move forward with rulemaking to address larger-diameter, higher-pressure gathering lines, including subjecting such pipelines to emergency response planning requirements that currently do not apply. In 2015, PHMSA published a final rule making miscellaneous changes to the pipeline safety regulations to address, among other things, the performance of post-construction inspections and leak surveys for certain onshore gas gathering pipelines.

On September 25, 2013, the PHMSA released a final rule increasing the civil penalty maximums for pipeline safety violations. The rule increased the maximum penalties from $100,000 to $200,000 per day for each violation, and from $1,000,000 to $2,000,000 for a related series of violations. Additionally, PHMSA issued an Advisory Bulletin in May 2012, which advised pipeline operators of changes in annual reporting requirements. The bulletin also advised operators that if they rely on design, construction, inspection, testing or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. In the absence of any such records, the bulletin advised that operators should verify maximum pressures through physical testing or modify/replace facilities to meet the demands of such pressures. As required by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, EQM verified its records for all applicable pipeline segments and submitted a report to DOT identifying each pipeline segment for which records were insufficient.

States are generally preempted by federal law in the area of pipeline safety, but state agencies may qualify to assume responsibility for enforcing federal regulations over intrastate pipelines. They may also promulgate additive pipeline safety regulations provided that the state standards are at least as stringent as the federal standards. Although many of EQM’s natural gas facilities fall within a class that is not subject to integrity management requirements, EQM may incur significant costs and liabilities associated with repair, remediation, preventive or mitigation measures associated with its non-exempt transmission pipelines. The costs, if any, for repair, remediation, preventive or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down EQM's pipelines during the pendency of such actions could be material.

Should EQM fail to comply with DOT regulations, it could be subject to penalties and fines. In addition, EQM may be required to comply with new safety regulations and make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in its forecasted maintenance capital expenditures.

The adoption of legislation relating to hydraulic fracturing and the enactment of new or increased severance taxes and impact fees on natural gas production could cause EQM’s current and potential customers to reduce the number of wells they drill in the Marcellus and Utica Shales or curtail production of existing wells. If reductions are significant for those or other reasons, the reductions would have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM’s assets are primarily located in the Marcellus Shale fairway in southwestern Pennsylvania and northern West Virginia and a majority of the production that EQM receives from customers is produced from wells completed using hydraulic fracturing. Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays like the Marcellus and Utica Shales. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies, but several federal agencies have asserted regulatory authority over aspects of the process, including the EPA, which published proposed effluent limit guidelines on April 7, 2015 for waste water from shale gas extraction operations before being discharged to a treatment plant, and the federal Bureau of Land Management (BLM), which issued a final rule on March 20, 2015 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands including, among other things, submission of various detailed notices, plans and other information relating to the fracturing activities that are subject to BLM pre-approval, implementation of measures designed to protect usable water from fracturing activities, and public disclosure of chemicals used in hydraulic fracturing fluids through the FracFocus website. The BLM rule had an expected effective date of June 2015 but is currently subject to several ongoing legal challenges that seek to block implementation of the rule. Additionally, in September 2015, the U.S. District Court of Wyoming issued a preliminary injunction prohibiting enforcement of the rule while litigation is pending. The U.S. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing, while a growing number of states, including those in which EQM operates, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Some states, such as Pennsylvania, have imposed fees on the drilling of new unconventional oil and gas wells. States could elect to prohibit hydraulic fracturing altogether, as was announced in December 2014 with regard to fracturing activities in New York. Also, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In fact, legislation or regulation banning hydraulic fracturing has been adopted in a number of local jurisdictions, including ones in which EQM has limited operations. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA, which in June 2015 issued a draft report on the effects of hydraulic fracturing on drinking water resources. The draft report did not find evidence of widespread systematic impacts to drinking water, but did find a relatively small number of site-specific impacts. A final report is expected in 2016. The results of such review or studies could spur initiatives to further regulate hydraulic fracturing. The adoption of new laws, regulations or ordinances at the federal, state or local levels imposing more stringent restrictions on hydraulic fracturing could make it more difficult for EQM’s customers to complete natural gas wells, increase customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for EQM’s gathering, storage and transmission services.

Furthermore, the tax laws, rules and regulations that affect EQM’s customers are subject to change. For example, Pennsylvania’s governor and legislature have continued to discuss the imposition of a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus and Utica Shale formations, either in replacement of or in addition to the existing state impact fee. A consensus on the characteristics, such as the effective tax rate, or enactment of a state severance tax has yet to be reached. Any such increase or change could adversely impact EQM’s customers’ earnings, cash flows and financial position and cause them to reduce their drilling in the areas in which EQM operates.

EQM’s exposure to direct commodity price risk may increase in the future.

Although EQM intends to enter into long-term firm contracts with new customers in the future, its efforts to obtain such contractual terms may not be successful. In addition, EQM may acquire or develop additional midstream assets in the future that do not provide services primarily based on capacity reservation charges or other fixed-fee arrangements and therefore have a greater exposure to fluctuations in commodity price risk than its current operations. Future exposure to the volatility of natural gas prices, including regional basis differentials, as a result of EQM’s future contracts could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM does not own all of the land on which its pipelines and facilities are located, which could disrupt its operations.

EQM does not own all of the land on which its pipelines and facilities have been constructed, and it is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way, if such rights-of-way lapse or terminate or if its facilities are not properly located within the boundaries of such rights-of-way. Although many of these rights are perpetual in nature, EQM occasionally obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. If EQM were to be unsuccessful in renegotiating rights-of-way, it might have to institute condemnation proceedings on its FERC-regulated assets or relocate its facilities for non-regulated assets. A loss of rights-of-way or a relocation could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Any significant and prolonged change in or stabilization of natural gas prices could have a negative impact on EQM’s natural gas storage business.

Historically, natural gas prices have been seasonal and volatile, which has enhanced demand for EQM’s storage services. The natural gas storage business has benefited from significant price fluctuations resulting from seasonal price sensitivity, which impacts the level of demand for EQM’s services and the rates it is able to charge for such services. On a system-wide basis, natural gas is typically injected into storage between April and October when natural gas prices are generally lower and withdrawn during the winter months of November through March when natural gas prices are typically higher. However, the market for natural gas may not continue to experience volatility and seasonal price sensitivity in the future at the levels previously seen. If volatility and seasonality in the natural gas industry decrease, because of increased production capacity or otherwise, the demand for EQM’s storage services and the prices that EQM will be able to charge for those services may decline.

In addition to volatility and seasonality, an extended period of high natural gas prices would increase the cost of acquiring base gas and likely place upward pressure on the costs of associated storage expansion activities. For instance, the settlement approved by the FERC in EQM’s most recent rate case included a provision allowing EQM to recover 7.1 Bcf of storage base gas through its transmission fuel retention percentage. Under the Settlement related to the PSCT, the transmission fuel retention percentage was reduced from 3.72% to 2.72% effective April 1, 2013. The Settlement also eliminated the tracking mechanism that related to the recovery of 7.1 Bcf of storage base gas. To the extent EQM needs to replace storage base gas under the terms of the Settlement, it may not be able to recover the cost of acquiring such base gas from its customers and will be subject to commodity price risk. An extended period of low natural gas prices could adversely impact storage values for some period of time until market conditions adjust. These commodity price impacts could have a negative impact on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM has entered into a joint venture, and may in the future enter into additional or modify existing joint ventures, that might restrict its operational and corporate flexibility.

EQM has entered into, and may in the future enter into additional, joint venture arrangements with third parties. Joint venture arrangements may restrict EQM’s operational and corporate flexibility. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing EQM to fund operating and/or capital expenditures, the timing and amount of which EQM may not control, and EQM’s joint venture partners may not satisfy their financial obligations to the joint venture.

Restrictions under EQM’s debt agreements could adversely affect its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM’s debt agreements contain various covenants and restrictive provisions that limit EQM’s ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

EQM’s credit facility also contains a covenant requiring EQM to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). EQM’s ability to meet these covenants can be affected by events beyond its control and EQM cannot assure its unitholders that it will meet these covenants. In addition, EQM’s credit facility contains events of default customary for such facilities, including the occurrence of a change of control (which will occur if EQT fails to control the EQM General Partner, EQM fails to own 100% of Equitrans, L.P., or the EQM General Partner fails to be EQM’s general partner).

The provisions of EQM’s debt agreements may affect EQM’s ability to obtain future financing and pursue attractive business opportunities and its flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of EQM’s debt agreements could result in an event of default, which could enable EQM’s lenders to, subject to the terms and conditions of the applicable agreement, declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of EQM’s debt is accelerated, EQM’s assets may be insufficient to repay such debt in full, and its and our unitholders could experience a partial or total loss of their investments. The credit facility also has cross default provisions that apply to any other indebtedness EQM may have with an aggregate principal amount in excess of $15.0 million.

EQM’s future debt levels may limit its flexibility to obtain financing and to pursue other business opportunities.

EQM has the ability to incur debt, subject to limitations in its credit facility. EQM’s level of debt could have important consequences to EQM, including the following:

•
EQM’s ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•
EQM’s funds available for operations, future business opportunities and distributions to unitholders, including us, will be reduced by that portion of its cash flow required to make interest payments on its debt;

•	EQM may be more vulnerable to competitive pressures or a downturn in its business or the economy generally; and

•	EQM’s flexibility in responding to changing business and economic conditions may be limited.

EQM’s ability to service its debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond its control. If EQM’s operating results are not sufficient to service its current or future indebtedness, EQM will be forced to take actions such as reducing distributions, reducing or delaying its business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. EQM may not be able to effect any of these actions on satisfactory terms or at all.

The credit and risk profile of the EQM General Partner and EQT could adversely affect EQM's credit ratings and risk profile, which could increase EQM's borrowing costs or hinder its ability to raise capital.

The credit and business risk profiles of the EQM General Partner and EQT may be factors considered in credit evaluations of EQM and us. This is because the EQM General Partner, which is controlled by EQT through EQT’s ownership interest in us, controls EQM's business activities, including EQM's cash distribution policy and growth strategy. Due to our and EQM’s relationship with EQT, our and EQM’s abilities to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairments to EQT’s financial condition, including the degree of its financial leverage and its dependence on cash flows from EQGP to service its indebtedness, or adverse changes in EQT’s credit ratings, including a downgrade of its investment grade credit rating. A sustained period of lower commodity prices could increase the risk of a lower credit rating for EQT and EQM. On December 16, 2015, Moody's Investors Services (Moody's) announced that it had placed 29 U.S. exploration and production companies, including EQT, under review for a downgrade due to the low commodity price environment. On January 25, 2016, Moody’s also announced that it had placed three midstream partnerships, including EQM, under review for a downgrade primarily due to their affiliations with sponsoring exploration and production companies. Any material limitations on our or EQM’s abilities to access capital as a result of adverse changes at EQT or EQM could limit our and EQM’s abilities to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at EQT could negatively impact our and EQM’s unit prices, limiting our and EQM’s abilities to raise capital through equity issuances or debt financing, could negatively affect our and EQM’s ability to engage in, expand or pursue our business activities, and could also prevent us or EQM from engaging in certain transactions that might otherwise be considered beneficial to us or EQM.

Please see Item 1A, “Risk Factors” in EQT’s Annual Report on Form 10-K for the year ended December 31, 2015 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full discussion of the risks associated with EQT’s business.

A downgrade of EQM’s credit ratings, which are determined by independent third parties, could impact EQM’s liquidity, EQM’s access to capital, and EQM’s costs of doing business.

If any credit rating agency downgrades EQM's credit ratings, EQM's access to credit markets may be limited, EQM's borrowing costs could increase, and EQM may be required to provide additional credit assurances in support of commercial agreements, such as joint venture agreements and construction contracts, the amount of which may be substantial. In addition, EQM’s credit rating by Moody’s as of February 10, 2016 of Ba1, which as described above was under review for a downgrade as of January 25, 2016, is considered non-investment grade and may result in greater borrowing costs and collateral requirements than would be available to EQM if all its credit ratings were investment grade. EQM’s ability to access capital markets could also be limited by economic, market or other disruptions. An increase in the level of EQM’s indebtedness in the future may result in a downgrade in the ratings that are assigned to its debt. See "The credit and risk profile of the EQM General Partner and EQT could adversely affect EQM's credit ratings and risk profile, which could increase EQM's borrowing costs or hinder its ability to raise capital," above.

Credit rating agencies perform an independent analysis when assigning credit ratings. This analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.

Increases in interest rates could adversely impact demand for EQM’s storage capacity, its unit price, its ability to issue equity or incur debt for acquisitions or other purposes and its ability to make cash distributions at its intended levels.

There is a financing cost for EQM’s customers to store natural gas in its storage facilities. That financing cost is impacted by the cost of capital or interest rates incurred by the customer in addition to the commodity cost of the natural gas in inventory. Absent other factors, a higher financing cost adversely impacts the economics of storing natural gas for future sale. As a result, a significant increase in interest rates could adversely affect the demand for EQM’s storage capacity independent of other market factors.

In addition, interest rates on future credit facilities and debt securities could be higher than current levels, causing EQM’s financing costs to increase. As with other yield-oriented securities, EQM’s unit price is impacted by the level of its cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in EQM’s units, and a rising interest rate environment could have an adverse impact on EQM’s unit price, its ability to issue equity or incur debt for acquisitions or other purposes and its ability to make cash distributions at its intended levels.

The amount of cash EQM has available for distribution to unitholders depends primarily on its cash flow rather than on its profitability, which may prevent EQM from making distributions, even during periods in which EQM records net income.

The amount of cash EQM has available for distribution depends primarily upon its cash flow and not solely on profitability, which will be affected by non-cash items. As a result, EQM may make cash distributions during periods when it records losses for financial accounting purposes and may not make cash distributions during periods when it records net earnings for financial accounting purposes.

EQM typically does not obtain independent evaluations of natural gas reserves connected to its systems. Accordingly, EQM does not have independent estimates of total reserves connected to its systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to EQM’s systems are less than EQM anticipates, or the timeline for the development of reserves is longer than EQM anticipates, and EQM is unable to secure additional sources of natural gas, there could be a material adverse effect on its business, results of operations, financial condition, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

The lack of diversification of EQM’s assets and geographic locations could adversely affect its ability to make distributions to its unitholders, including us.

EQM relies exclusively on revenues generated from transmission, storage and gathering systems, which are primarily located in the Appalachian Basin in Pennsylvania and West Virginia. Due to EQM’s lack of diversification in assets and geographic location, an adverse development in these businesses or EQM’s areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for natural gas, could have a significantly greater impact on EQM’s results of operations and distributable cash flow to its unitholders than if EQM maintained more diverse assets and locations.

Terrorist or cyber security attacks or threats thereof aimed at EQM’s facilities or surrounding areas could adversely affect its business.

EQM’s businesses have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, to operate its businesses, and the maintenance of EQM’s financial and other records has long been dependent upon such technologies. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Deliberate attacks on, or unintentional events affecting, EQM’s systems or infrastructure, the systems or infrastructure of third parties or the cloud could lead to corruption or loss of EQM’s proprietary data and potentially sensitive data, delays in delivery of natural gas and natural gas liquids, difficulty in completing and settling transactions, challenges in maintaining EQM’s books and records, environmental damage, communication interruptions, personal injury, property damage, other operational disruptions and third party liability. Further, as cyber incidents continue to evolve, EQM may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerability to cyber incidents.

Tax Risks to Our Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. Likewise, EQM’s tax treatment depends on its status as a partnership for federal income tax purposes. If the IRS were to treat EQM or us as a corporation for federal income tax purposes or either EQM or we were to become subject to entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not currently plan to request, a ruling from the IRS on this or any other tax matter affecting us. The value of our investment in EQM depends largely on EQM being treated as a partnership for federal income tax purposes.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow to our unitholders would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

EQM’s partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects EQM to taxation as a corporation or otherwise subjects EQM to entity-level taxation for federal, state or local income tax purposes, EQM’s minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on EQM.

If EQM were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxable again as corporate dividends (to the extent of EQM’s current and accumulated earnings and profits), and, in general, no income, gains, losses, deductions, or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow, likely causing a substantial reduction in the value of our common units.

If we or EQM were subjected to a material amount of additional entity-level taxation by individual states or other taxing jurisdictions, it would reduce our distributable cash flow to our unitholders.

Following EQM’s expansion into Ohio with the OVC, we and/or EQM may be subject to an entity-level gross receipts tax in Ohio. Changes in current law may subject us or EQM to additional entity-level taxation by individual states or other taxing jurisdictions. Because of widespread budget deficits and other reasons, several states and other taxing jurisdictions are evaluating ways to subject partnerships to entity-level taxation through the imposition of income, franchise and other forms of taxation. Imposition of such additional tax on us or EQM would reduce the distributable cash flow to our unitholders. EQM’s partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects EQM to entity-level taxation, EQM’s minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on EQM.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us and EQM, or an investment in our common units or in EQM’s common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, a federal budget proposal for fiscal year 2016 recommended that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of the U.S. Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the federal budget proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted, but it is possible that a change in law could affect us or EQM and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.

Our unitholders’ share of our income will be taxable to them for U.S. federal income tax purposes even if they do not receive any cash distributions from us.

 Because a unitholder will be treated as a partner to whom we will allocate taxable income which could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income will be taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes on its share of our taxable income even if it receives no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

If the IRS contests the federal income tax positions we or EQM take, the market for our common units or EQM’s common units may be adversely impacted and the cost of any IRS contest will reduce our distributable cash flow to our unitholders.

We have not requested, and do not currently plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other tax matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed in a prospectus or from the positions we or EQM take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we or EQM take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units or EQM’s common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow.

If the IRS makes audit adjustments to our or EQM’s income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us or EQM, in which case our or EQM’s cash available for distribution to our or EQM’s unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our or EQM’s income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable interest and penalties) directly from us or EQM. We and EQM will generally have the ability to shift any such tax liability to our respective general partners and unitholders in accordance with their interests in us and EQM during the year under audit, but there can be no assurance that we and EQM will be able to do so under all circumstances. If we or EQM are required to make payments of taxes, penalties and interest resulting from audit adjustments, our or EQM’s cash available for distribution to our or EQM’s unitholders might be substantially reduced.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell their common units, our unitholders will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of our unitholders’ allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units our unitholders sell will, in effect, become taxable income to our unitholders if they sell such common units at a price greater than their tax basis in those common units, even if the price our unitholders receive is less than their original cost. Furthermore, a substantial portion of the amount realized on any sale or other disposition of our unitholders’ common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes our unitholders’ share of our nonrecourse liabilities, if our unitholders sell their common units, our unitholders may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If our unitholders are tax-exempt entities or non-U.S. persons, our unitholders should consult a tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. Our counsel is unable to opine as to the validity of such filing positions. It also could affect the timing of these tax benefits or the amount of gain from our unitholders’ sales of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Recently, however, the Department of the Treasury and the IRS issued Treasury Regulations pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among the transferor and transferee unitholders although such items must be prorated on a daily basis. We are currently evaluating these regulations, which will apply beginning with our taxable year that begins on January 1, 2016. The Treasury Regulations do not specifically authorize the use of the proration method we have currently adopted. Accordingly, our counsel is unable to opine as to the validity of this method of allocating income and deductions between transferee and transferor unitholders. If this method is not allowed under the Treasury Regulations, or only applies to transfers of less than all of the unitholder’s interest, our taxable income or losses could be reallocated among our unitholders. We are authorized to revise our method of allocation between transferee and transferor unitholders, as well as among unitholders whose interests vary during a taxable year, to conform to a method permitted under future Treasury Regulations.

A unitholder who disposes of units prior to the record date set for a cash distribution for that quarter will be allocated items of our income, gain, loss and deduction attributable to the month of disposition but will not be entitled to receive a cash distribution for that period.

A unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units; therefore, our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

We and EQM have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of EQM’s common units and our common units.

In determining the items of income, gain, loss and deduction allocable to our and EQM’s unitholders, we and EQM must routinely determine the fair market value of our respective assets. Although we or EQM may from time to time consult with professional appraisers regarding valuation matters, we and EQM make many fair market value estimates using a methodology based on the market value of our respective common units as a means to measure the fair market value of our respective assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders, or EQM’s unitholders. It also could affect the amount of gain on the sale of common units by our unitholders or EQM’s unitholders and could have a negative impact on the value of our common units or those of EQM or result in audit adjustments to the tax returns of our or EQM’s unitholders without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. EQT indirectly owns more than 50% of the total interests in our capital and profits. Therefore, a transfer of all or a portion of EQT’s indirect interests in us could result in a technical termination of us as a partnership for federal income tax purposes as well as a technical termination of EQM as a partnership for federal income tax purposes due to the deemed transfer of our interests in EQM as a result of our termination. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available and/or granted by the IRS to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income, including our share of the taxable income of EQM to the extent EQM is also treated as having terminated as a partnership for federal income tax purposes. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

As a result of investing in our common units, our unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or EQM conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. EQM owns property or conducts business in Pennsylvania and West Virginia and will be expanding into Ohio with the OVC and Virginia with the MVP, each of which currently impose a personal income tax on individuals. Each of these states also impose an income or gross receipts tax on corporations and other entities. As we or EQM make acquisitions or expand our business, we or EQM may own property or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax laws and regulations, including federal, state and foreign income taxes and transactional taxes such as excise, sales/use, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion regarding EQGP’s exposure to market risks, which is incorporated herein by reference.

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

For a description of material properties, see Item 1, “Business,” which is incorporated herein by reference.

Item 3. Legal Proceedings

EQGP is not currently party to any legal proceedings.

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when actually incurred. EQM has established reserves it believes to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, EQM believes that the ultimate outcome of any matter currently pending against it will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions to EQM unitholders, including EQGP.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

EQGP's common units are listed on the New York Stock Exchange (NYSE) under the symbol “EQGP.” The following table sets forth the high and low sales prices reflected in the NYSE Composite Transactions of the common units as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2015.

EQGP Common Unit Data by Quarter

	2015
	Unit Price Range		Distributions
	High	Low	per Common Unit (b)
2nd Quarter (a)	$35.25	$30.12	N/A
3rd Quarter	$35.17	$21.88	$0.04739
4th Quarter	$28.25	$17.39	$0.104

(a)	Unit price range for the second quarter of 2015 began on May 12, 2015, the commencement date of trading.

(b)
On July 21, 2015, the Board of Directors of the EQGP General Partner declared an initial cash distribution to EQGP’s unitholders related to the second quarter of 2015 of $0.04739 per common unit. The cash distribution was pro-rated for the 47-day period from the date of the closing of EQGP's IPO on May 15, 2015 to June 30, 2015.

As of January 29, 2016, there were three unitholders of record of EQGP’s common units. The Board of Directors of the EQGP General Partner declared a cash distribution to EQGP's unitholders of $0.122 per common unit on January 21, 2016, which will be paid on February 22, 2016 to unitholders of record at the close of business on February 1, 2016.

See Note 7 to the consolidated financial statements included in Item 8 of this Form 10-K for information on the significant provisions of EQGP’s partnership agreement that relate to distributions of available cash, minimum quarterly distributions and incentive distribution rights.

Market Repurchases

EQGP did not repurchase any of its common units during 2015.

Equity Compensation Plans

The information relating to EQGP's equity compensation plans required by Item 5 is included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, which is incorporated herein by reference.

Item 6.         Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

EQGP closed its IPO on May 15, 2015. For accounting purposes, the historical financial statements of EQGP for the time periods prior to the completion of the IPO include the assets, liabilities and results of operations of the EQM General Partner and EQM LP. Prior to the IPO, the EQM General Partner and EQM LP were indirect wholly owned subsidiaries of EQT and directly held EQT's partnership interests in EQM. Prior to the closing of the IPO, EQM LP merged with and into EQGP and EQT contributed 100% of the outstanding limited liability company interests in the EQM General Partner to EQGP. For periods beginning at or following the IPO, the selected financial data reflect the assets, liabilities and results of operations of EQGP and its consolidated subsidiaries. Additionally, as discussed below, EQGP’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of NWV Gathering as this was a business and the acquisition was a transaction between entities under common control. The selected financial data covering the period prior to the NWV Gathering Acquisition and prior to the EQGP IPO may not necessarily be indicative of actual results of operations had NWV Gathering been operated during those periods.

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Statements of Consolidated Operations		(Thousands, except per share amounts)
Operating revenues	$614,134	$476,547	$354,001	$236,293	$169,759
Operating income	435,752	326,712	244,794	150,600	101,059
Net income attributable to EQT GP Holdings, LP	$145,927	$103,561	$110,650	$89,686	$61,389
Net income per limited partner unit (a):
Basic and diluted	$0.39	N/A	N/A	N/A	N/A
Cash distributions paid per unit (b):	$0.15139	N/A	N/A	N/A	N/A

Consolidated Balance Sheets (c):
Total assets	$2,634,267	$2,126,679	$1,581,565	$1,312,568	$673,239
Long-term debt	493,401	492,633	—	—	—
Long-term lease obligation	$175,660	$143,828	$133,733	$—	$—

(a)       Net income attributable to NWV Gathering for periods prior to March 17, 2015, and net income attributable to periods prior to the EQGP IPO were not allocated to the limited partners for purposes of calculating net income per limited partner unit. See Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

(b)	Represents the cash distributions paid for the period subsequent to EQGP's IPO. See Note 7.

(c)	Balance sheet data for the periods ended December 31, 2012 and 2011 is unaudited.

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT GP Holdings, LP (EQGP), which completed its initial public offering (IPO) on May 15, 2015, is a Delaware limited partnership formed in January 2015 to own EQT Corporation's (EQT) partnership interests in EQT Midstream Partners, LP (EQM). EQT Midstream Services, LLC (EQM General Partner) is a direct wholly owned subsidiary of EQGP and is EQM's general partner. EQT GP Services, LLC (EQGP General Partner) is an indirect wholly owned subsidiary of EQT and is EQGP's general partner.

When used for periods prior to the completion of the IPO, references in this Form 10-K to EQGP refer to EQGP's Predecessor, which includes the assets, liabilities and results of operations of the EQM General Partner and EQT Midstream Investments, LLC (EQM LP), an indirect wholly owned subsidiary of EQT that, together with the EQM General Partner, owned EQT's partnership interests in EQM prior to EQGP’s IPO. Financial statements contained in this Form 10-K reflect the assets, liabilities and operations of EQGP for periods beginning at or following the IPO.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included in Item 8 of this Form 10-K.

Executive Overview

EQGP's only cash-generating assets consist of partnership interests in EQM. The EQM General Partner is a direct wholly owned subsidiary of EQGP and controls EQM through its general partner interest in EQM. Therefore, the financial statements of EQM are consolidated in EQGP's financial statements. As a result, EQGP's results of operations do not differ materially from the results of operations of EQM. Differences between EQGP's and EQM's results are described and reconciled in the following sections.

On May 15, 2015, EQGP completed its IPO of 26,450,000 common units representing limited partner interests, including 3,450,000 common units issued in connection with the full exercise of the underwriters' over-allotment option, at a price of $27.00 per common unit. EQGP did not receive any proceeds from, or incur any expenses in connection with, the IPO.

EQM's key transactions during 2015 included the NWV Gathering Acquisition, the MVP Interest Acquisition, the Preferred Interest Acquisition, an equity offering of 9,487,500 common units in March, the launch of the $750 million ATM Program and an equity offering of 5,650,000 common units in November as discussed in the Overview section of Item 1, "Business."

EQM reported net income of $393.5 million in 2015 compared with $266.5 million in 2014. The net income increase of $127.0 million was primarily related to higher operating income of $111.1 million. The increase in operating income was driven by production development in the Marcellus Shale by EQT and third parties as gathering revenues increased by $95.5 million and transmission and storage revenues increased by $42.1 million. These increases in revenues were partly offset by higher operating costs of $26.5 million. Interest expense increased by $14.8 million primarily due to interest on long-term debt issued in August 2014 and the AVC capital lease while income tax expense decreased by $25.0 million as a result of the changes in tax status associated with the NWV Gathering and Jupiter Acquisitions in 2015 and 2014, respectively.

EQM reported net income of $266.5 million in 2014 compared with $189.8 million in 2013. The increase of $76.7 million was primarily related to higher operating income of $81.9 million. The increase in operating income was driven by production development in the Marcellus Shale by third parties and EQT as transmission and storage revenues increased by $80.9 million and gathering revenues increased by $41.6 million. These increases in revenues were partly offset by higher operating costs of $40.6 million. Interest expense increased by $29.2 million primarily due to interest on the AVC capital lease and long-term debt while income tax expense decreased by $22.9 million as a result of the changes in tax status associated with the Jupiter Acquisition and Sunrise Merger in 2014 and 2013, respectively.

On January 21, 2016, EQM declared a cash distribution to EQM unitholders of $0.71 per unit, which represented a 5% increase over the previous distribution paid on November 13, 2015 of $0.675 per unit and a 22% increase over the distribution paid on February 13, 2015 of $0.58 per unit related to the fourth quarter of 2014. Total distributions related to 2015 were $2.635 per unit compared to $2.14 per unit total distributions related to 2014, a 23% increase.

On January 21, 2016, EQGP declared a cash distribution to EQGP unitholders of $0.122 per EQGP common unit, which represented a 17% increase over the previous distribution paid on November 23, 2015 of $0.104 per EQGP common unit related to the third quarter of 2015.

Items Affecting the Comparability of EQGP's Financial Results to Those of EQM

The primary items which may result in differences between EQGP's and EQM's results of operations and cash flows are summarized below.

Reconciliation of Net Income Attributable to EQM to Net Income Attributable to EQGP

The difference between EQM net income as reported in EQM's Form 10-K for the years ended December 31, 2015, 2014 and 2013 and net income attributable to EQGP is:

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Net income attributable to EQM	$393,450	$266,500	$189,791
Less:
Net income attributable to EQM noncontrolling interests	226,397	124,025	47,243
Income tax expense	19,067	38,914	31,898
General and administrative expenses	2,056	—	—
Interest expense	3	—	—
Net income attributable to EQGP	$145,927	$103,561	$110,650

Noncontrolling Interests

The common units in EQM not held by EQGP are reflected as noncontrolling interests in the consolidated financial statements. These amounts will fluctuate based on EQM's results of operations and future changes in the public ownership percentage of EQM.

Net income attributable to noncontrolling interests of EQM was $226.4 million for the year ended December 31, 2015, compared to $124.0 million for the year ended December 31, 2014. The increase resulted from higher EQM net income, as well as additional noncontrolling interests outstanding in 2015 resulting from EQM's March 2015 equity offering, EQM's $750 million ATM Program and EQM's November 2015 equity offering.

Net income attributable to noncontrolling interests was $124.0 million for the year ended December 31, 2014 compared to $47.2 million for the year ended December 31, 2013. The increase resulted from higher EQM net income, as well as increased noncontrolling interests outstanding in 2014 resulting from EQM's May 2014 equity offering.

Income Taxes

EQGP's Predecessor was included EQT's consolidated income tax return for federal and state tax purposes for the period prior to the completion of the EQGP IPO. As a result, in addition to EQM's historic income tax provision, the accompanying consolidated financial statements also include the income taxes incurred by the Predecessor computed on a separate return basis for the period prior to the completion of EQGP's IPO. Following the completion of the IPO, EQGP is a limited partnership for U.S. federal and state income tax purposes and is not subject to U.S. federal or state income taxes.

Selling, General and Administrative Expenses

EQGP's selling, general and administrative expenses were a result of expenses EQGP incurred subsequent to its IPO as a result of it being a publicly traded partnership and are separate from and in addition to similar costs incurred by EQM. These expenses include expenses allocated from EQT for compensation and centralized general and administrative services, independent director compensation, auditing, legal and regulatory costs.

Working Capital Facility and Interest Expense

On May 15, 2015, EQGP entered into the Working Capital Facility (as defined in Note 5 to the Consolidated Financial Statements) with EQT. The Working Capital Facility provides for interest bearing loans of up to $50 million outstanding at any one time and matures on the earlier of February 18, 2019 or at least 90 days after EQT gives notice of termination. As of December 31, 2015, EQGP had approximately $0.1 million outstanding under the Working Capital Facility. During 2015, EQGP incurred interest expense on the Working Capital Facility which increased EQGP's reported net interest expense compared to EQM.

Business Segment Results

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Interest, equity income and other income are managed on a consolidated basis. EQGP has presented each segment’s operating income and various operational measures in the sections below. Management believes that the presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. EQGP's two segments are the same as those of EQM as EQGP does not have any operating activities separate from those of EQM. EQGP has reconciled each segment's operating income to EQGP's consolidated operating income and net income in Note 4 to the consolidated financial statements.

Operating revenues and operating expenses related to the AVC facilities do not have an impact on adjusted EBITDA or distributable cash flow as the excess of the AVC revenues over operating and maintenance and selling, general and administrative expenses is paid to EQT as the current monthly lease payment. All revenues related to the AVC facilities are from third parties.

TRANSMISSION AND STORAGE

RESULTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	% change 2015 – 2014	2013	% change 2014 - 2013
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation revenues	$247,231	$202,112	22.3	$127,022	59.1
Volumetric based fee revenues:
Usage fees under firm contracts(a)	42,646	41,828	2.0	42,312	(1.1)
Usage fees under interruptible contracts	7,018	10,880	(35.5)	4,547	139.3
Total volumetric based fee revenues	49,664	52,708	(5.8)	46,859	12.5
Total operating revenues	296,895	254,820	16.5	173,881	46.5
Operating expenses:
Operating and maintenance	33,024	24,780	33.3	15,041	64.7
Selling, general and administrative	31,215	19,954	56.4	15,567	28.2
Depreciation and amortization	29,497	26,792	10.1	18,323	46.2
Total operating expenses	93,736	71,526	31.1	48,931	46.2
Operating income	$203,159	$183,294	10.8	$124,950	46.7

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	1,841	1,405	31.0	855	64.3
Volumetric based services(b)	281	389	(27.8)	291	33.7
Total transmission pipeline throughput	2,122	1,794	18.3	1,146	56.5

Average contracted firm transmission reservation commitments (BBtu per day)	2,624	2,056	27.6	1,305	57.5

Capital expenditures	$168,873	$127,134	32.8	$77,989	63.0

(a) Includes commodity charges and fees on volumes transported in excess of firm contracted capacity.
(b) Includes volumes transported under interruptible contracts and volumes in excess of firm contracted capacity.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Transmission and storage revenues increased by $42.1 million reflecting production development in the Marcellus Shale by affiliate and third party producers. The increase primarily resulted from higher firm reservation fees of $45.1 million partly offset by lower usage fees under interruptible contracts. The decrease in usage fees was primarily due to customers contracting for additional firm capacity.

Operating expenses increased by $22.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in operating and maintenance expense resulted from higher repairs and maintenance expenses of $4.9 million associated with increased throughput, higher property taxes of $2.3 million and higher allocations, including personnel costs, from EQT. Selling, general and administrative expenses increased primarily as a result of higher allocations and personnel costs from EQT. The increase in depreciation and amortization expense was primarily a result of higher depreciation on the increased investment in transmission infrastructure.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Transmission and storage revenues increased by $80.9 million reflecting production development in the Marcellus Shale by third party producers and affiliates. The increase primarily resulted from higher firm reservation fees of $75.1 million and increased usage fees under interruptible contracts.

Operating expenses increased $22.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in operating and maintenance expense resulted from $5.3 million of additional costs associated with operating the AVC facilities, $2.3 million of increased repairs and maintenance expenses associated with increased throughput and $1.2 million of higher allocations, including personnel costs, from EQT. Selling, general and administrative expense increased primarily from additional costs associated with operating the AVC facilities of $3.1 million and $1.1 million of increased personnel costs. The increase in depreciation and amortization expense was primarily a result of higher AVC facilities capital lease depreciation expense of $5.4 million and higher depreciation on the increased investment in transmission infrastructure, most notably the Low Pressure East expansion project that was placed into service in the fourth quarter of 2013 and the Jefferson compressor station expansion project that was placed into service in the third quarter of 2014.

GATHERING

RESULTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	% change 2015 – 2014	2013	% change 2014 - 2013
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation revenues	$256,217	$37,449	584.2	$—	N/A
Volumetric based fee revenues:
Usage fees under firm contracts(a)	33,021	44,594	(26.0)	—	N/A
Usage fees under interruptible contracts	28,001	139,684	(80.0)	180,120	(22.4)
Total volumetric based fee revenues	61,022	184,278	(66.9)	180,120	2.3
Total operating revenues	317,239	221,727	43.1	180,120	23.1
Operating expenses:
Operating and maintenance	35,237	30,496	15.5	27,686	10.1
Selling, general and administrative	25,210	28,551	(11.7)	20,007	42.7
Depreciation and amortization	22,143	19,262	15.0	12,583	53.1
Total operating expenses	82,590	78,309	5.5	60,276	29.9
Operating income	$234,649	$143,418	63.6	$119,844	19.7

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm capacity reservation	1,115	180	519.4	—	N/A
Volumetric based services	391	973	(59.8)	864	12.6
Total gathered volumes	1,506	1,153	30.6	864	33.4

Capital expenditures	$207,342	$226,168	(8.3)	$197,543	14.5

(a) Includes fees on volumes gathered in excess of firm contracted capacity.
(b) Includes volumes gathered under interruptible contracts and volumes in excess of firm contracted capacity.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Gathering revenues increased by $95.5 million primarily as a result of higher affiliate volumes gathered driven by production development in the Marcellus Shale. EQM significantly increased firm reservation fee revenues in 2015 compared to 2014 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees was primarily due to affiliates contracting for additional firm capacity.

Operating expenses increased by $4.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Operating and maintenance expense increased as a result of higher allocations, including personnel costs, from EQT of $3.1 million and higher repairs and maintenance expenses associated with increased throughput. Selling, general and administrative expenses decreased as a result of lower allocations primarily related to incentive compensation. The financial statements of NWV Gathering and Jupiter prior to EQM's acquisition included long-term incentive compensation plan expense associated with certain EQT long-term incentive plans which were not an expense of EQM subsequent to the acquisitions. The increase in depreciation and amortization expense resulted from additional assets placed in-service.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Gathering revenues increased by $41.6 million primarily as a result of higher affiliate volumes gathered driven by production development in the Marcellus Shale. EQM significantly increased firm reservation fee revenues in 2014 compared to 2013 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees was primarily due to affiliates contracting for additional firm capacity.

Operating expenses increased by $18.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in operating and maintenance expense was primarily due to increases in allocations from EQT, including higher personnel costs, and repairs and maintenance, consistent with the growth of the gathering systems. The increase in selling, general and administrative expense primarily resulted from increased allocations from EQT of $7.3 million, including personnel costs, and transaction costs of $1.0 million incurred by EQM in connection with the Jupiter Acquisition. The increase in depreciation and amortization expense resulted from additional assets placed in-service.

Other Income Statement Items

Equity income relates to EQM's interest in the MVP Joint Venture and represents EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP.

Other income primarily represents the equity portion of AFUDC which generally increases during periods of increased construction, and decreases during periods of reduced construction, of regulated assets. The increases for the respective years were primarily related to increased spending on the OVC project.

Interest expense increased by $14.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily related to a full year of interest on EQM's long-term debt issued in August 2014 and increased interest related to the AVC facilities capital lease. Interest expense increased by $29.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily related to increased interest of $19.0 million related to the AVC capital lease, interest incurred of $8.3 million on the long term debt issued in August 2014 and increased interest on EQM's credit facility borrowings.

EQGP and EQM are not subject to U.S. federal and state income taxes. As previously noted, the NWV Gathering Acquisition on March 17, 2015, the Jupiter Acquisition on May 7, 2014 and the Sunrise Merger on July 22, 2013 were transactions between entities under common control for which the consolidated financial statements of EQM have been retrospectively recast to reflect the combined entities.  Accordingly, the income tax effects associated with NWV Gathering, Jupiter and Sunrise operations prior to the NWV Gathering Acquisition, the Jupiter Acquisition and the Sunrise Merger, respectively, are reflected in the consolidated financial statements as NWV Gathering, Jupiter and Sunrise were previously part of EQT’s consolidated federal tax return. EQGP's Predecessor was also included in EQT's consolidated income tax return for federal and state tax purposes.  As a result, in addition to EQM's historic income tax provision, the accompanying consolidated financial statements also include the income taxes incurred by the Predecessor computed on a separate-return basis for the period prior to the completion of EQGP's IPO.

See “Investing Activities” and “EQM's Capital Requirements” in the “Capital Resources and Liquidity” section below for a discussion of capital expenditures.

EQM's Non-GAAP Financial Measures

EQM defines adjusted EBITDA as net income plus interest expense, depreciation and amortization expense, income tax expense (if applicable) and non-cash long-term compensation expense less non-cash adjustments (if applicable), equity income, other income, capital lease payments, Jupiter adjusted EBITDA prior to the Jupiter Acquisition and NWV Gathering adjusted EBITDA prior to the NWV Gathering Acquisition. EQM defines distributable cash flow as adjusted EBITDA less interest expense, excluding capital lease interest and ongoing maintenance capital expenditures, net of reimbursements.

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

•	the ability of EQM’s assets to generate sufficient cash flow to make distributions to EQM’s unitholders;

•	EQM’s ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
EQM believes that adjusted EBITDA and distributable cash flow provide useful information to investors in assessing its financial condition and results of operations. Adjusted EBITDA and distributable cash flow should not be considered as alternatives to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because adjusted EBITDA and distributable cash flow may be defined differently by other companies in its industry, EQM’s definition of adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing the utility of the measures. Distributable cash flow should not be viewed as indicative of the actual amount of cash that EQM has available for distributions from operating surplus or that it plans to distribute.

Reconciliation of EQM's Non-GAAP Measures

The following table presents a reconciliation of the non-GAAP measures adjusted EBITDA and distributable cash flow with the most directly comparable EQM GAAP financial measures of net income and net cash provided by operating activities as reported in EQM's Form 10-K for the year ended December 31, 2015.

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Net income	$393,450	$266,500	$189,791
Add:
Interest expense	45,661	30,856	1,672
Depreciation and amortization expense	51,640	46,054	30,906
Income tax expense	6,703	31,705	54,573
Non-cash long-term compensation expense	1,467	3,368	981
Less:
Non-cash adjustments	—	(1,520)	(680)
Equity income	(2,367)	—	—
Other income	(5,639)	(2,349)	(1,242)
Capital lease payments for AVC (a)	(22,059)	(21,802)	(1,030)
Pre-merger capital lease payments for Sunrise (a)	—	—	(15,201)
Adjusted EBITDA attributable to Jupiter prior to acquisition (b)	—	(34,733)	(103,593)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition(c)	(19,841)	(62,431)	(36,667)
Adjusted EBITDA	$449,015	$255,648	$119,510
Less:
Interest expense, excluding capital lease interest	(22,436)	(10,968)	(939)
Ongoing maintenance capital expenditures, net of reimbursements (d)	(20,099)	(15,196)	(17,200)
Distributable cash flow	$406,480	$229,484	$101,371

Net cash provided by operating activities	$463,476	$300,546	$260,300
Adjustments:
Interest expense	45,661	30,856	1,672
Current tax expense	3,705	12,177	16,910
Capital lease payments for AVC (a)	(22,059)	(21,802)	(1,030)
Pre-merger capital lease payments for Sunrise (a)	—	—	(15,201)
Adjusted EBITDA attributable to Jupiter prior to acquisition (b)	—	(34,733)	(103,593)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition(c)	(19,841)	(62,431)	(36,667)
Other, including changes in working capital	(21,927)	31,035	(2,881)
Adjusted EBITDA	$449,015	$255,648	$119,510

(a)	Reflects capital lease payments due under the lease. These lease payments are generally made monthly on a one month lag.

(b)
Adjusted EBITDA attributable to Jupiter prior to acquisition for the periods presented was excluded from EQM’s adjusted EBITDA calculations as these amounts were generated by Jupiter prior to EQM’s acquisition; therefore, they were not amounts that could have been distributed to EQM’s unitholders. Adjusted EBITDA attributable to Jupiter prior to acquisition for the years ended December 31, 2014 and 2013 were calculated as net income of $20.1 million and $61.3 million, respectively, plus depreciation and amortization expense of $2.1 million and $4.7 million, respectively, plus income tax expense of $12.5 million and $37.5 million, respectively.

(c)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition for the periods presented was excluded from EQM’s adjusted EBITDA calculations as these amounts were generated by NWV Gathering prior to EQM’s acquisition; therefore, they were not amounts that could have been distributed to EQM’s unitholders. Adjusted EBITDA attributable to NWV Gathering prior to acquisition for the years ended December 31, 2015, 2014 and 2013 were calculated as net income of $11.1 million, $33.7 million and $18.7 million, respectively, plus depreciation and amortization expense of $2.0 million, $9.5 million and $5.0 million, respectively, plus income tax expense of $6.7 million, $19.2 million and $13.0 million, respectively.

(d)
Ongoing maintenance capital expenditures are expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, EQM’s operating capacity or operating income. EQT has reimbursement obligations to EQM for certain maintenance capital expenditures under the terms of the omnibus agreement. For further explanation of these reimbursable maintenance capital expenditures, see the section below titled “EQM's Capital Requirements.” For the years ended December 31, 2015, 2014 and 2013, ongoing maintenance capital expenditures, net of reimbursements, excludes ongoing maintenance of $0.3 million, $0.8 million and $1.9 million, respectively, attributable to NWV Gathering and Jupiter prior to the acquisitions.

Adjusted EBITDA increased by $193.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 and $136.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, in each case, primarily as a result of higher operating income due to increased firm reservation fee revenues related to production development in the Marcellus Shale and the acquisitions for each period, which resulted in EBITDA subsequent to the transactions being reflected in adjusted EBITDA. Distributable cash flow increased by $177.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 and $128.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 mainly attributable to the increase in adjusted EBITDA partly offset by an increase in interest expense, excluding capital lease interest.

Outlook

EQGP's principal business objective is to increase the quarterly cash distribution it pays to its unitholders over time through its ownership interests in EQM. EQM’s principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. EQM believes that it is well positioned to achieve growth based on the combination of its relationship with EQT and its strategically located assets, which cover portions of the Marcellus and Utica Shales that lack substantial natural gas pipeline infrastructure. EQM believes it has a competitive advantage in pursuing economically attractive organic expansion projects in its areas of operations, which EQM believes will be a key driver of growth in the future. EQM is also currently pursuing organic growth projects that are expected to provide access to markets in the Midwest, Gulf Coast and Southeast regions. Additionally, EQM may acquire additional midstream assets from EQT or pursue asset acquisitions from third parties. Should EQT choose to pursue midstream asset sales, it is under no contractual obligation to offer the assets to EQM.

EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and third party producers:

•
Ohio Valley Connector. The OVC is a 37-mile pipeline that will extend EQM's transmission and storage system from northern West Virginia to Clarington, Ohio, at which point it will interconnect with the Rockies Express Pipeline and may interconnect with other pipelines and liquidity points. The OVC will provide approximately 850 BBtu per day of transmission capacity with an aggregate compression of approximately 38,000 horsepower and is estimated to cost $350 million to $380 million, of which $210 million to $220 million is expected to be spent in 2016. EQT has entered into a 20-year precedent agreement with EQM for a total of 650 BBtu per day of firm transmission capacity on the OVC. EQM received its FERC certificate to construct and operate the OVC on December 30, 2015 and construction began in January 2016. EQM expects the OVC to be in-service by year-end 2016.

•
Range Resources Header Pipeline Project. In July 2015, EQM announced its agreement with a subsidiary of Range Resources to construct a natural gas header pipeline in southwestern Pennsylvania to support Marcellus and Utica development. The pipeline is expected to cost approximately $250 million and is contracted to provide 550 MMcf per day of firm capacity backed by a ten-year firm capacity reservation commitment. EQM plans to complete the project in two phases, with phase one expected to be in-service during the second half of 2016 and phase two during the first half of 2017. EQM expects to invest approximately $195 million to $205 million on the project in 2016.

•
NWV Gathering and Jupiter Development Areas. EQM expects to invest a total of approximately $370 million, of which approximately $95 million to $105 million is expected to be spent during 2016, related to expansion in the NWV Gathering development area. These expenditures are part of a fully subscribed expansion project expected to raise total firm gathering capacity in the NWV Gathering development area to 640 MMcf per day by mid-year 2017. EQM also plans to invest approximately $20 million in the Jupiter development area to install gathering pipeline that will extend the gathering system to include additional EQT Production development areas in Greene County, Pennsylvania.

•
Transmission Expansion Projects. EQM is evaluating several multi-year transmission capacity expansion projects to support production growth in the Marcellus and Utica Shales that could total an additional 1.5 Bcf per day of capacity by year-end 2018. The projects may include additional compression, pipeline looping and new header pipelines. EQM expects to spend approximately $25 million on these expansion projects during 2016.

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., ConEd, WGL Holdings, Inc.,Vega Energy Partners, Ltd. and RGC Resources, Inc. As of February 11, 2016, EQM owned a 45.5% interest in the MVP Joint Venture and had assumed the role of operator of the MVP to be constructed by the joint venture. The estimated 300-mile MVP is currently targeted at 42 inches in diameter and a capacity of 2.0 Bcf per day, and will extend from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2016, EQM expects to provide capital contributions of approximately $150 million to the MVP Joint Venture, primarily in support of material orders, environmental and land assessments and engineering design work. Expenditures are expected to increase substantially as construction commences, with the bulk of the expenditures expected to be made in 2017 and 2018. On January 21, 2016, affiliates of ConEd acquired a 12.5% interest in the MVP Joint Venture and entered into 20-year firm capacity commitments for approximately 0.25 Bcf per day on both the MVP and EQM’s transmission system. ConEd has the right to terminate its purchase of the interest in the MVP Joint Venture and be reimbursed for the purchase price and all capital contributions it makes to the MVP Joint Venture for a period ending no later than December 31, 2016. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. The MVP Joint Venture submitted the MVP certificate application to the FERC in October 2015 and anticipates receiving the certificate in the fourth quarter of 2016. Subject to FERC approval, construction is scheduled to begin shortly thereafter and the pipeline is expected to be in-service during the fourth quarter of 2018.

See further discussion of capital expenditures in the “EQM's Capital Requirements” section below.

Commodity Prices

EQM’s business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets. For example, the average daily prices for NYMEX Henry Hub natural gas ranged from a high of $3.23 per MMBtu to a low of $1.76 per MMBtu from January 1, 2015 through February 10, 2016, and the average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $61.43 per barrel to a low of $26.55 per barrel during the same period. The markets will likely continue to be volatile in the future. In addition, lower natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM’s current areas of operation are strategically more attractive to them. In response to recent commodity price decreases, a number of large natural gas producers have recently announced their intention to re-evaluate and/or reduce their drilling programs in certain areas, including the Appalachian Basin. In December 2015, EQT announced a 2016 capital expenditure forecast for well development of $820 million, which is 51% lower than EQT's 2015 capital expenditures for well development. EQT may further reduce its capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting significant unaffiliated third party customers, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system as well as the volumes gathered on its gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM, and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it and it is under no contractual obligation to continue to develop its acreage dedicated to EQM.

EQM believes the high percentage of its revenues derived from reservation charges under long-term, fixed-fee contracts will mitigate the risk of revenue fluctuations due to changes in near-term supply and demand conditions and commodity prices. For more information see “Risk Factors-Risks Inherent in EQM's Business - Any significant decrease in production of natural gas in EQM's areas of operation could adversely affect its business and operating results and reduce its distributable cash flow" included in Item 1A, "Risk Factors."

Capital Resources and Liquidity

Other than the cash required to maintain the EQM General Partner's general partner interest in EQM, EQGP historically has not had any material capital requirements separate from those of EQM. Going forward EQGP expects its only capital requirements separate from EQM will be to provide funds for distributions or for the purchase of general partner units if EQGP elects to maintain its existing general partner interest in EQM.

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

On May 15, 2015, in connection with the closing of EQGP's IPO, EQGP entered into the Working Capital Facility with EQT as discussed under the caption "Working Capital Facility" within the section "Items Affecting the Comparability of EQGP's Financial Results to Those of EQM." As of December 31, 2015, EQGP had approximately $0.1 million outstanding under the Working Capital Facility.

Operating Activities

Net cash provided by operating activities was $462.1 million, $300.6 million and $261.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in net cash provided by operating activities for these periods was driven by higher operating income, for which contributing factors are discussed in the “Executive Overview” section herein, and timing of payments between the periods.

Investing Activities

Net cash used in investing activities totaled $994.7 million for 2015 as compared to $486.3 million for 2014. The increase was primarily attributable to the acquisition of NWV Gathering net assets from EQT, the purchase of the Preferred Interest increased capital expenditures and the acquisition of EQT's interest in the MVP Joint Venture as well as the capital contributions to the MVP Joint Venture. See discussion of capital expenditures in the "EQM's Capital Requirements" section below.

Net cash used in investing activities totaled $486.3 million for 2014 as compared to $283.0 million for 2013.The increase was primarily attributable to the acquisition of the Jupiter net assets from EQT and increased capital expenditures. See further discussion of capital expenditures in the “EQM's Capital Requirements” section below.

Financing Activities

Net cash provided by financing activities totaled $712.1 million for 2015 as compared to $109 million for 2014. Cash inflows in 2015 from equity offerings and net credit facility borrowings were partly offset by cash payments for the NWV Gathering Acquisition in excess of net assets acquired and distributions to EQT, EQGP unitholders and EQM's noncontrolling interest unitholders. Cash inflows in 2014 were primarily generated from the equity and debt offerings, net of offering costs and were partly offset by cash payments for the Jupiter Acquisition in excess of net assets acquired and distributions to unitholders.

Net cash provided by financing activities totaled $109 million for 2014 as compared to net cash used in financing activities of $92.8 million in 2013. Cash inflows in 2013 were primarily driven by an equity offering and were more than offset by cash outflows for the Sunrise Merger and distributions to EQT and EQM's noncontrolling interest unitholders.

EQM's Capital Requirements

The transmission, storage and gathering businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

The table below presents capital expenditures for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Expansion capital expenditures (a)	$344,908	$329,206	$241,254
Maintenance capital expenditures:
Ongoing maintenance	27,928	16,493	22,185
Funded regulatory compliance	3,379	7,603	12,093
Total maintenance capital expenditures	31,307	24,096	34,278
Total capital expenditures (b)	$376,215	$353,302	$275,532

(a)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture. In 2015, EQM paid approximately $74.7 million for its acquisition of EQT's ownership interest in the MVP Joint Venture and subsequent capital contributions to the MVP Joint Venture, net of sales of interests in the MVP Joint Venture to other parties.

(b)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the consolidated statements of cash flows until they are paid in a subsequent period. Accrued capital expenditures were $18.3 million, $51.1 million and $16.3 million at December 31, 2015, 2014 and 2013, respectively. Additionally, EQM capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were less than $0.1 million and approximately $0.3 million for the years ended December 31, 2015 and 2014, respectively. There were no amounts capitalized for the year ended December 31, 2013.

Expansion capital expenditures are expenditures incurred for capital improvements that EQM expects to increase its operating income or operating capacity over the long term. In 2015 and 2014, expansion capital expenditures primarily related to the following projects: the OVC, the Jupiter and NWV Gathering expansions, the Antero transmission projects and several projects for Range Resources. In 2013, expansion capital expenditures primarily related to the following projects: the NWV Gathering and Jupiter expansions and the Low Pressure East expansion project. Part of the NWV Gathering expansion was placed into service in the fourth quarter of 2015 which increased the total firm gathering capacity in that area to 560 MMcf per day. The Jupiter gathering expansion was placed into service partly in the fourth quarter of 2014 and was completed in the fourth quarter of 2015. Combined, the expansion increased the total firm gathering capacity in the Jupiter development area to 775 MMcf per day. The first Antero transmission project was placed into service during the fourth quarter of 2014 and the second Antero transmission project was placed into service in the second quarter of 2015. Combined, these Antero transmission projects added approximately 200 MMcf per day of capacity to EQM's transmission system. The first Range Resources project was completed in the fourth quarter of 2014 and added approximately 100 MMcf per day of capacity to EQM's transmission system. The second Range Resources project was completed in the fourth quarter of 2015 and added gathering infrastructure to support Range Resources' production development in eastern Washington County, Pennsylvania. The Low Pressure East expansion project was placed into service in the fourth quarter of 2013 and added approximately 150 MMcf per day of capacity on EQM's transmission system.

Maintenance capital expenditures are expenditures made to maintain, over the long term, EQM’s operating capacity or operating income. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to connect new wells to maintain throughput, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.

Ongoing maintenance capital expenditures are all maintenance capital expenditures other than funded regulatory compliance capital expenditures described in the next paragraph. The period over period changes in ongoing maintenance capital expenditures primarily related to the timing of projects. Included in these amounts for the years ended December 31, 2015, 2014 and 2013 were $7.5 million, $0.5 million and $3.1 million, respectively, of maintenance capital expenditures for which EQM was reimbursed by EQT under the terms of the omnibus agreement. Under the omnibus agreement, for a period of ten years after the closing of the IPO, EQT has agreed to reimburse EQM for plugging and abandonment expenditures for certain identified wells of EQT and third parties. Additionally, EQT has agreed to reimburse EQM for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to EQM’s assets owned at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during a year, EQT will reimburse EQM for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following the IPO. Since the IPO, EQM has been reimbursed approximately $15.4 million by EQT. Amounts reimbursed are recorded as capital contributions when received.

Funded regulatory compliance capital expenditures are maintenance capital expenditures necessary to comply with certain regulatory and other legal requirements. Prior to the IPO, EQM identified two specific regulatory compliance initiatives which EQM expected to require it to expend approximately $32 million. EQM retained approximately $32 million from the net proceeds of the IPO to fund these expenditures. The specific initiatives of this program are to install remote valve and pressure monitoring equipment on EQM’s transmission and storage lines and to relocate certain valve operators above ground and apply corrosion protection. The period over period changes primarily relate to the timing of projects. Since the IPO in 2012, funded regulatory compliance capital expenditures have totaled $29.9 million.

In 2016, expansion capital expenditures and capital contributions to the MVP Joint Venture are expected to be approximately $695 million to $725 million and ongoing maintenance capital expenditures are expected to be approximately $25 million, net of reimbursements. EQM’s future capital investments may vary significantly from period to period based on the available investment opportunities and will grow substantially in future periods for the OVC project, the Range Resources Header Pipeline project and capital contributions to the MVP Joint Venture. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under its credit facility, debt offerings and the issuance of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential midstream projects not committed as of the filing of this Annual Report on Form 10-K.

EQM's Credit Facility Borrowings

EQM has a $750 million credit facility that expires in February 2019 and had $299 million outstanding as of December 31, 2015. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows EQM to increase the available revolving borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. EQM has the right to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. EQM’s obligations under the revolving portion of the credit facility are unsecured.

EQM’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of December 31, 2015, EQM was in compliance with all debt provisions and covenants.

EQM Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at February 10, 2016. Changes in credit ratings may affect EQM’s cost of short-term and long-term debt (including interest rates and fees under its credit facility), collateral requirements under joint venture arrangements and construction contracts and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service (Moody's)	Ba1	Under Review
Standard & Poor’s Ratings Services (S&P)	BBB-	Stable
Fitch Ratings (Fitch)	BBB-	Stable

EQM’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. On January 25, 2016, Moody’s announced that it had placed three midstream partnerships, including EQM, under review for a downgrade primarily due to their affiliations with sponsoring exploration and production companies. If Moody's or another credit rating agency downgrades EQM’s ratings, EQM’s access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and construction contracts, the amount of which may be substantial, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody’s, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including EQM's credit rating of Ba1 by Moody's, is considered non-investment grade.

EQM's At the Market Equity Program

During the third quarter of 2015, EQM established the $750 million ATM Program. As of February 11, 2016, EQM had approximately $663 million in remaining capacity under the program.

Distributions

On January 21, 2016, the Board of Directors of the EQGP General Partner declared a cash distribution to EQGP's unitholders for the fourth quarter of 2015 of $0.122 per common unit, or approximately $32.5 million. The distribution will be paid on February 22, 2016 to unitholders of record at the close of business on February 1, 2016.

On January 21, 2016, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the fourth quarter of 2015 of $0.71 per common unit. The cash distribution will be paid on February 12, 2016 to unitholders of record, including EQGP, at the close of business on February 1, 2016. The aggregate cash distributions to EQGP will be approximately $33 million consisting of: $15.5 million related to its limited partner interest, $1.3 million related to its general partner interest and $16.2 million related to its IDRs in EQM.

 Schedule of Contractual Obligations

The following represents EQM's contractual obligations as of December 31, 2015. Purchase obligations exclude EQM’s future capital contributions to the MVP Joint Venture and purchase obligations of the MVP Joint Venture.

	Total	2016	2017-2018	2019-2020	2021+
	(Thousands)
Long-term debt	$500,000	$—	$—	$—	$500,000
Capital lease obligation (a)	383,718	20,220	40,691	35,831	286,976
Credit facility borrowings (b)	299,000	299,000	—	—	—
Interest payments on long-term debt (c)	171,667	20,000	40,000	40,000	71,667
Purchase obligations	18,864	18,864	—	—	—
Total contractual obligations	$1,373,249	$358,084	$80,691	$75,831	$858,643

(a)	Represents the future projected payments associated with the AVC capital lease obligation (including interest) as of December 31, 2015.

(b)	Credit facility borrowings were repaid on February 8, 2016 and therefore were classified as due in 2016.

(c)	Interest payments exclude interest due related to EQM's credit facility borrowings as the interest rate on the credit facility agreement is variable.

Commitments and Contingencies

No legal and regulatory claims and proceedings are currently pending or, to EQGP's knowledge, threatened against EQGP.

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM.  While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when actually incurred. EQM has established reserves it believes to be appropriate for pending matters, and after consultation with counsel and giving appropriate consideration to available insurance, EQGP believes that the ultimate outcome of any matter currently pending against EQM will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions to EQM unitholders, including EQGP.

Off-Balance Sheet Arrangements

As of February 11, 2016, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate, and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

See Note 15 to the consolidated financial statements for further discussion of EQGP’s and EQM's commitments and contingencies.

Recently Issued Accounting Standards

EQGP's recently issued accounting standards are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

EQGP’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  The discussion and analysis of the consolidated financial statements and results of operations are based upon EQGP's consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities.  The following critical accounting policies, which were reviewed by EQGP’s Audit Committee, relate to its more significant judgments and estimates used in the preparation of its consolidated financial statements.  Actual results could differ from those estimates.

Property, Plant and Equipment: Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. EQM has not historically experienced material changes in its results of operations from changes in the estimated useful lives or salvage values of property, plant and equipment although these estimates are reviewed periodically, including each time EQM files with the FERC for a change in transmission and storage rates. Determination of internal costs capitalized requires judgment as to the percent of time spent on capitalized projects for the capitalization of costs such as salaries, benefits and other indirect costs. EQGP believes that the accounting estimates related to depreciation expense and capitalization of internal costs are "critical accounting estimates" because they are susceptible to change period to period. These assumptions affect the gross property, plant and equipment balances and the amount of depreciation and operating expense and would have an impact on the results of operations and financial position if changed. See Note 1 to the consolidated financial statements for additional information.

Impairments: Any accounting estimate related to impairment of property, plant and equipment or investments in unconsolidated entities requires EQM's management to make assumptions about future cash flows, discount rates, fair value of investments and whether losses in value of its investments are other than temporary. Management’s assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to do so in the future. Additionally, management's assumptions about the fair value of investments in nonconsolidated affiliates require significant judgment because EQM's investments are not traded on an active market. EQM has not historically had indications of impairments. However, EQGP believes that the accounting estimates related to impairment are "critical accounting estimates" because they require assumptions that are susceptible to change period to period. Any potential impairment would have an impact on the results of operations and financial position. See Note 1 to the consolidated financial statements for additional information.

Contingencies: EQM is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded for contingencies based upon EQM’s assessment that a loss is probable and that the amount of the loss can be reasonably estimated. EQM considers many factors in making these assessments, including history and specifics of each matter. Estimates are developed in consultation with legal counsel and are based upon an analysis of potential results. EQGP believes that the accounting estimates related to contingencies are “critical accounting estimates” because EQM must assess the probability of loss related to contingencies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the assumptions.

Revenue Recognition: Revenue from the gathering of natural gas is generally recognized when the service is provided. Revenue related to gathering services provided but not yet billed is estimated each month. These estimates are generally based on contract data and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Reservation revenues related to firm contracted capacity are recognized ratably over the contract period based on the contracted volume regardless of the amount of natural gas that is transported or gathered. Transmission and storage revenue from usage fees is recorded on actual volumes subject to prior period adjustments.

EQM records a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, a historical rate of accounts receivable losses as a percentage of total revenue is utilized. This historical rate is applied to the current revenues on a monthly basis and is updated periodically based on events that may change the rate, such as a significant change to the natural gas industry or to the economy as a whole. Management reviews the adequacy of the allowance on a quarterly basis using the assumptions that apply at that time. While EQM has not historically experienced material bad debt expense, declines in the market price for natural gas combined with the increase in third party customers on EQM's systems may result in a greater exposure to potential losses than management's current estimates. As of December 31, 2015, EQM had third party accounts receivable of $17.1 million and an allowance for doubtful accounts of $0.2 million.

EQGP believes that the accounting estimates related to revenue recognition are “critical accounting policies” because estimated volumes are subject to change based on actual measurements including prior period adjustments. In addition, EQGP believes that the accounting estimates related to the allowance for doubtful accounts receivable are “critical accounting policies” because the underlying assumptions used for the allowance can change from period to period and the actual mix of customers and their ability to pay may vary significantly from management's estimates which could impact the collectability of customer accounts. These accounting estimates could potentially have a material impact on the results of operations and financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest EQGP and EQM earn on cash, cash equivalents and short-term investments and the interest rates EQGP and EQM pay on borrowings on their credit facilities. EQM's long-term borrowings are fixed rate and thus do not expose EQM to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note 8 to the consolidated financial statements for further discussion of EQGP's and EQM's borrowings and Note 1 for further discussion of fair value measurements. EQGP or EQM may from time to time hedge the interest on portions of their borrowings under their credit facilities in order to manage risks associated with floating interest rates.

Credit Risk

EQGP is exposed to credit risk through its ownership interest in EQM. Credit risk is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM's FERC tariff requires tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of EQM’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. Approximately 42% and 41% of EQM’s third party accounts receivable balances of $17.1 million and $16.5 million as of December 31, 2015 and 2014, respectively, represent amounts due from marketers. EQM is also exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT

Energy, LLC, an indirect wholly owned subsidiary of EQT and one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice.

Other Market Risks

EQM's credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the 18 financial institutions in the syndicate holds more than 10% of the facility. EQM’s large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM’s exposure to problems or consolidation in the banking industry.

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of EQT GP Services, LLC and Unitholders of
EQT GP Holdings, LP

We have audited the accompanying consolidated balance sheets of EQT GP Holdings, LP (including its Predecessor as defined in Note 1 and collectively, EQGP) as of December 31, 2015 and 2014, and the related statements of consolidated operations, cash flows and equity and partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of EQGP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of EQGP’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of EQGP’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EQT GP Holdings, LP at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP
Pittsburgh, Pennsylvania
February 11, 2016

EQT GP HOLDINGS, LP
 STATEMENTS OF CONSOLIDATED OPERATIONS(a)
 YEARS ENDED DECEMBER 31,

	2015	2014	2013
	(Thousands, except per unit amounts)
Operating revenues (b)	$614,134	$476,547	$354,001
Operating expenses:
Operating and maintenance (c)	68,261	55,276	42,727
Selling, general and administrative (c)	58,481	48,505	35,574
Depreciation and amortization	51,640	46,054	30,906
Total operating expenses	178,382	149,835	109,207
Operating income	435,752	326,712	244,794
Equity income (d)	2,367	—	—
Other income	5,639	2,349	1,242
Interest expense (e)	45,664	30,856	1,672
Income before income taxes	398,094	298,205	244,364
Income tax expense	25,770	70,619	86,471
Net income	$372,324	$227,586	$157,893
Net income attributable to noncontrolling interests	226,397	124,025	47,243
Net income attributable to EQT GP Holdings, LP	$145,927	$103,561	$110,650

Calculation of limited partners' interest in net income:
Net income attributable to EQT GP Holdings, LP	$145,927	N/A	N/A
Less: results attributable to the pre-IPO period	(42,238)	N/A	N/A
Limited partners' interest in net income	$103,689	N/A	N/A

Net income per limited partner unit - basic and diluted	$0.39	N/A	N/A
Weighted average number of common units outstanding - basic and diluted	266,168	N/A	N/A

(a)
Financial statements for the year ended December 31, 2015, 2014 and 2013 have been retrospectively recast to reflect the inclusion of the Northern West Virginia Marcellus gathering system (NWV Gathering). See Note 2.

(b)
Operating revenues included affiliate revenues from EQT Corporation and subsidiaries (collectively, EQT) of $447.6 million, $328.5 million and $310.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. In December 2013, EQT completed the sale of Equitable Gas Company, LLC (Equitable Gas Company) to PNG Companies LLC. As a result, revenues from Equitable Gas Company were reported as third party revenues starting in 2014. For the year ended December 31, 2013, Equitable Gas Company revenues reported as affiliate revenues were $37.6 million. See Note 5.

(c)
Operating and maintenance expense included charges from EQT of $33.1 million, $28.7 million and $21.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Selling, general and administrative expense included charges from EQT of $50.6 million, $40.7 million and $31.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 5.

(d)	Equity income relates to EQM's interest in Mountain Valley Pipeline, LLC, which is a related party.

(e)
Interest expense for the years ended December 31, 2015, 2014 and 2013 included $23.2 million, $19.9 million and $0.8 million, respectively, related to interest on a capital lease with an affiliate. See Note 11.

See notes to consolidated financial statements.

EQT GP HOLDINGS, LP
STATEMENTS OF CONSOLIDATED CASH FLOWS(a)
 YEARS ENDED DECEMBER 31,

	2015	2014	2013
	(Thousands)
Cash flows from operating activities:
Net income	$372,324	$227,586	$157,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,640	46,054	30,906
Deferred income taxes	(185,456)	(317,489)	(152,097)
Equity income	(2,367)	—	—
Other income	(5,639)	(2,349)	(1,242)
Non-cash long term compensation expense	1,549	3,368	981
Non-cash adjustments	—	(1,520)	(680)
Changes in other assets and liabilities:
Accounts receivable	(639)	(8,029)	(4,720)
Accounts payable	8,684	4,713	(4,534)
Due to/from EQT affiliates	211,149	337,075	234,953
Other assets and other liabilities	10,854	11,169	(335)
Net cash provided by operating activities	462,099	300,578	261,125
Cash flows from investing activities:
Capital expenditures	(408,955)	(318,105)	(283,011)
Acquisitions - net assets from EQT	(386,791)	(168,198)	—
MVP Interest Acquisition and capital contributions, net of sales of interests in the MVP Joint Venture	(74,658)	—	—
Purchase of preferred interest in EQT Energy Supply, LLC	(124,317)	—	—
Net cash used in investing activities	(994,721)	(486,303)	(283,011)
Cash flows from financing activities:
Proceeds from the issuance of EQM common units, net of offering costs	1,182,002	902,467	529,442
Acquisitions - purchase price in excess of net assets from EQT	(486,392)	(952,802)	—
Sunrise Merger payment	—	—	(507,500)
Proceeds from credit facility borrowings	617,000	450,000	—
Payments on credit facility borrowings	(318,000)	(450,000)	—
Proceeds from the issuance of long-term debt	—	500,000	—
Proceeds from the EQGP Working Capital Facility loan	655	—	—
Payments on the EQGP Working Capital Facility loan	(589)	—	—
Net distributions to EQT	(119,930)	(261,277)	(87,612)
Capital contributions	1,748	382	5,631
Distributions paid to noncontrolling interest owners of EQM	(117,755)	(67,819)	(32,782)
Distributions to EQGP unitholders	(40,295)	—	—
Discount, debt issuance costs and credit facility fees	—	(9,707)	—
Capital lease principal payments	(6,298)	(2,216)	—
Net cash provided by (used in) financing activities	712,146	109,028	(92,821)

Net change in cash and cash equivalents	179,524	(76,697)	(114,707)
Cash and cash equivalents at beginning of year	171,291	247,988	362,695
Cash and cash equivalents at end of year	$350,815	$171,291	$247,988

Cash paid during the year for:
Interest, net of amount capitalized	$45,480	$20,693	$939
Non-cash activity during the year:
Elimination of net current and deferred taxes at IPO	$(164,586)	$—	$—
Limited partner and general partner units issued for acquisitions	52,500	59,000	32,500
Increase in capital lease asset/obligation	35,708	9,161	134,395
Net settlement of current income taxes payable with EQT	380,316	215,389	16,117
Deferred taxes related to public offering of EQM units	$—	$—	$1,641

(a) Financial statements for the year ended December 31, 2015, 2014 and 2013 have been retrospectively recast to reflect the inclusion of NWV Gathering. See Note 2.
See notes to consolidated financial statements.

EQT GP HOLDINGS, LP
 CONSOLIDATED BALANCE SHEETS(a)
 DECEMBER 31,

	2015	2014
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$350,815	$171,291
Accounts receivable (net of allowance for doubtful accounts of $238 and $260 as of December 31, 2015 and 2014, respectively)	17,131	16,492
Accounts receivable – affiliate	77,925	55,068
Other current assets	2,111	1,710
Total current assets	447,982	244,561
Property, plant and equipment	2,228,967	1,821,803
Less: accumulated depreciation	(258,974)	(216,486)
Net property, plant and equipment	1,969,993	1,605,317
Deferred income taxes, net	—	258,744
Investments in unconsolidated entities	201,342	—
Other assets	14,950	18,057
Total assets	$2,634,267	$2,126,679

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$35,909	$43,785
Due to related party	34,196	409,931
Credit facility borrowings	299,000	—
Accrued interest	8,753	8,338
Accrued liabilities	12,465	9,055
Total current liabilities	390,323	471,109
Long-term debt	493,401	492,633
Lease obligation	175,660	143,828
Other long-term liabilities	7,834	7,111
Total liabilities	1,067,218	1,114,681

Equity and partners’ capital:
Common units (266,165,000 issued and outstanding at December 31, 2015)	(1,204,509)	—
Parent net investment	—	(775,342)
Total partners' capital	(1,204,509)	(775,342)
Noncontrolling interests	2,771,558	1,787,340
Total equity and partners’ capital	1,567,049	1,011,998
Total liabilities, equity and partners’ capital	$2,634,267	$2,126,679

(a) Financial statements as of December 31, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering. See Note 2.

See notes to consolidated financial statements.

EQT GP HOLDINGS, LP
STATEMENTS OF CONSOLIDATED EQUITY AND PARTNERS’ CAPITAL
 YEARS ENDED DECEMBER 31, 2015, 2014 and 2013(a)

	Partners' Capital		Noncontrolling
			Interests in	Total Equity
	Parent Net	Common	Consolidated	and Partners'
	Investment	Units	Subsidiaries	Capital
	(Thousands)
Balance at January 1, 2013	$749,666	$—	$284,764	$1,034,430
Net income	110,650	—	47,243	157,893
Net distributions to EQT	(71,495)	—	—	(71,495)
Capital contribution	3,132	—	—	3,132
Equity-based compensation plans	981	—	—	981
Distributions to noncontrolling interest owners of EQM	—	—	(32,782)	(32,782)
EQM equity transactions (b)	32,500	—	529,442	561,942
Acquisitions from affiliates	(540,000)	—	—	(540,000)
Deferred taxes related to public offering of EQM units	(1,641)	—	—	$(1,641)
Balance at December 31, 2013	$283,793	$—	$828,667	$1,112,460

Net income	103,561	—	124,025	227,586
Net distributions to EQT	(45,888)	—	—	(45,888)
Capital contribution	500	—	—	500
Equity-based compensation plans	3,692	—	—	3,692
Distributions to noncontrolling interest owners of EQM	—	—	(67,819)	(67,819)
EQM equity transactions (b)	59,000	—	902,467	961,467
Acquisitions from affiliates	(1,180,000)	—	—	(1,180,000)
Balance at December 31, 2014	$(775,342)	$—	$1,787,340	$1,011,998

Net income	42,238	103,689	226,397	372,324
Net contributions from EQT	260,386	—	—	260,386
Capital contribution	1,748	5,744	—	7,492
Equity-based compensation plans	247	316	1,057	1,620
Distributions to noncontrolling interest owners of EQM	—	—	(117,755)	(117,755)
EQM equity transactions (b)	52,500	—	1,182,002	1,234,502
Acquisitions from affiliates	(925,683)	—	—	(925,683)
Distributions to EQGP unitholders (post-IPO period)	—	(40,295)	—	(40,295)
Changes in ownership of EQM, net	119,926	114,603	(307,483)	(72,954)
Elimination of net current and deferred tax liabilities	(164,586)	—	—	(164,586)
Conversion of parent net investment to limited partner interest upon IPO	1,388,566	(1,388,566)		—
Balance at December 31, 2015	$—	$(1,204,509)	$2,771,558	$1,567,049

(a) Financial statements for the year ended December 31, 2015, 2014 and 2013 have been retrospectively recast to reflect the inclusion of NWV Gathering. See Note 2.
(b) Includes the impact of EQM's public equity offerings and units issued in connection with acquisitions from EQT as described in Note 2.

See notes to consolidated financial statements.

EQT GP HOLDINGS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

1.              Summary of Operations and Significant Accounting Policies

Organization and Basis of Presentation

EQT GP Holdings, LP (NYSE: EQGP) was formed in January 2015 as a Delaware limited partnership and wholly owned subsidiary of EQT Gathering Holdings, LLC (EQT Gathering Holdings), which is a Delaware limited liability company and wholly owned subsidiary of EQT Corporation (NYSE: EQT). EQGP was formed to own EQT's partnership interests in EQT Midstream Partners, LP (NYSE: EQM), a growth-oriented Delaware limited partnership formed by EQT to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQT Midstream Services, LLC (EQM General Partner) is a wholly owned subsidiary of EQGP and is EQM's general partner. EQT GP Services, LLC (EQGP General Partner) is a wholly owned subsidiary of EQT and is EQGP's general partner.

On May 15, 2015, EQGP completed its initial public offering (IPO) of 26,450,000 common units representing limited partner interests, including 3,450,000 common units issued in connection with the full exercise of the underwriters' over-allotment option, at a price of $27.00 per common unit. EQGP did not receive any proceeds from, or incur any expenses in connection with, the public offering. As the selling unitholder, EQT Gathering Holdings received all proceeds from and incurred all expenses in connection with EQGP's IPO.

As of December 31, 2015, EQGP owned the following three types of EQM partnership interests: 21,811,643 EQM common units, representing a 27.6% limited partner interest in EQM; 1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM; and all of EQM's incentive distribution rights, or IDRs, which entitle EQGP to receive up to 48.0% of all incremental cash distributed by EQM if certain target distribution levels are reached in any quarter.

For accounting purposes, the historical financial statements of EQGP for the time periods prior to the completion of the IPO (the Predecessor) include the assets, liabilities and results of operations of the EQM General Partner and EQT Midstream Investments, LLC (EQM LP). The Predecessor financial statements also include the assets, liabilities and results of operations of EQM and its consolidated subsidiaries for the time periods prior to the IPO as a result of the EQM General Partner’s ownership of the general partner interest in EQM.  Prior to the IPO, the EQM General Partner and EQM LP were wholly owned subsidiaries of EQT and directly held EQT's partnership interests in EQM.  Prior to the closing of the IPO, EQM LP merged with and into EQGP and EQT contributed 100% of the outstanding limited liability company interests in the EQM General Partner to EQGP.

EQGP and EQM do not have any employees. Administrative support for EQGP and EQM are provided by EQT. Operational and administrative support for EQM is provided by EQT Gathering, LLC (EQT Gathering), one of EQT’s operating subsidiaries engaged in midstream business operations. EQT Gathering’s employees manage and conduct EQM’s daily business operations.

Nature of Business

EQGP currently has no independent operations and EQGP's only cash-generating assets consist of partnership interests in EQM. EQM provides midstream services to EQT and third parties in the Appalachian Basin across 22 counties in Pennsylvania and West Virginia through two primary assets: the transmission and storage system and the gathering system.

Transmission and Storage System: As of December 31, 2015, EQM’s transmission and storage system included an approximately 700-mile Federal Energy Regulatory Commission (FERC)-regulated interstate pipeline that connects to five interstate pipelines and multiple distribution companies. The transmission system is supported by 14 associated natural gas storage reservoirs with approximately 400 MMcf per day of peak withdrawal capacity and 32 Bcf of working gas capacity and 27 compressor units. As of December 31, 2015, the transmission assets had total throughput capacity of approximately 3.1 Bcf per day. EQM also operates the Allegheny Valley Connector (AVC) facilities as described in Note 11. Revenues are primarily generated from EQM’s firm and interruptible transmission and storage contracts.

Gathering System: As of December 31, 2015, EQM’s gathering system included approximately 185 miles of high-pressure gathering lines with approximately 1.4 Bcf per day of total firm gathering capacity and multiple interconnect points with EQM’s transmission and storage system. EQM’s gathering system also includes approximately 1,500 miles of FERC-regulated low-pressure gathering lines. Revenues are primarily generated from EQM's firm and interruptible gathering contracts.

Significant Accounting Policies

EQGP has no independent operations or material assets other than its partnership interests in EQM. EQGP's financial statements differ from those of EQM primarily as a result of: (i) the presentation of noncontrolling interest ownership in EQM attributable to the publicly held limited partner interests in EQM, (ii) incremental income tax expense as further discussed within Note 10, (iii) incremental selling, general and administrative expenses as the result of becoming a publicly traded partnership subsequent to its IPO that are separate from and in addition to those incurred by EQM and (iv) incremental interest expense incurred as a result of EQGP's working capital facility which EQGP entered into in connection with its IPO as further discussed within Note 8.

Principles of Consolidation: The consolidated financial statements include the accounts of all entities in which EQGP holds a controlling financial interest. EQGP applies the equity method of accounting where it can exert significant influence over, but does not control or direct the policies, decisions or activities of an entity. EQGP applies the cost method of accounting where it is unable to exert significant influence over the entity.

The consolidated financial statements reflect the historical results of businesses acquired through common control transactions, as reflected on a combined basis with EQM's historical financial statements. See Note 2. Transactions between EQGP and EQT or EQM have been identified in the consolidated financial statements as transactions between related parties and are discussed in Note 5.

Segments: Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources. EQGP's two segments are the same as those of EQM as EQGP does not have any operating activities separate from those of EQM. EQM reports its operations in two segments, which reflect its lines of business.  Transmission and storage includes EQM’s FERC-regulated interstate pipeline and storage business. Gathering primarily includes high-pressure gathering lines and the FERC-regulated low pressure gathering system. The operating segments are evaluated on their contribution to EQM’s operating income. All of EQM's operating revenues, income from continuing operations and assets are generated or located in the United States. See Note 4.

Use of Estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:  EQM considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Interest earned on cash equivalents is included as a reduction to interest expense in the accompanying statements of consolidated operations.

Trade and Other Receivables:  Trade and other receivables are stated at their historical carrying amount. Judgment is required to assess the ultimate realization of accounts receivable, including assessing the probability of collection and the creditworthiness of customers. Based upon EQM's management’s assessments, allowances for doubtful accounts of approximately $0.2 million and $0.3 million were provided at December 31, 2015 and 2014, respectively. EQM also has receivables due from EQT as discussed in Note 5.

Fair Value of Financial Instruments: EQM has categorized its assets and liabilities disclosed at fair value into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair values. The carrying value of EQM's credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value. As EQM’s long-term debt is not actively traded, the fair value of the debt is a Level 2 fair value measurement which is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk. See Note 8.

The fair value of the Preferred Interest (as defined in Note 2) is a Level 3 fair value which is estimated using an income approach model utilizing a market-based discount rate and EQM's internally developed long-term assumptions for the underlying entity growth. See Note 6.

Property, Plant and Equipment: EQM’s property, plant and equipment are stated at depreciated cost. Maintenance projects that do not increase the overall life of the related assets are expensed as incurred. Expenditures that extend the useful life of the underlying asset are capitalized. EQM capitalized internal costs of $64.9 million in 2015. EQM capitalized $3.1 million and $1.2 million of interest on unregulated assets under construction in 2015 and 2014, respectively.

	As of December 31,
	2015	2014
	(Thousands)
Transmission and storage assets	$1,247,970	$1,045,207
Accumulated depreciation	(181,672)	(159,583)
Net transmission and storage assets	1,066,298	885,624
Gathering assets	980,997	776,596
Accumulated depreciation	(77,302)	(56,903)
Net gathering assets	903,695	719,693
Net property, plant and equipment	$1,969,993	$1,605,317

Depreciation is recorded using composite rates on a straight-line basis over the estimated useful life of the assets. The overall rates of depreciation for the years ended December 31, 2015, 2014 and 2013 were approximately 2.3%, 2.5% and 2.1%, respectively. EQM estimates pipelines have useful lives ranging from 25 years to 65 years and compression equipment has useful lives ranging from 25 years to 50 years. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. For EQM's regulated fixed assets, depreciation rates are re-evaluated each time it files with the FERC for a change in its transmission and storage rates.

Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, EQM reviews its long-lived assets for impairment by first comparing the carrying value of the assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value exceeds the sum of the assets' undiscounted cash flows, EQM estimates an impairment loss equal to the difference between the carrying value and fair value of the assets.

Investments in Unconsolidated Entities: EQM evaluates its investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced a decline in value. When there is evidence of loss in value that is other than temporary, EQM compares the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. If the estimated fair value is less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.

Unamortized Debt Discount and Issuance Expense: Discounts and expenses incurred with the issuance of long-term debt are amortized over the term of the debt. These amounts are presented as a reduction of long-term debt on the accompanying consolidated balance sheets. Expenses incurred with the issuance and extension of the credit facility are presented in other assets on the accompanying consolidated balance sheets.

Natural Gas Imbalances: EQM experiences natural gas imbalances when the actual amount of natural gas delivered from a pipeline system or storage facility differs from the amount of natural gas scheduled to be delivered. EQM values these imbalances due to or from shippers and operators at current index prices. Imbalances are settled in-kind, subject to the terms of the FERC tariff. Imbalances as of December 31, 2015 and 2014 were $0.6 million and $2.0 million, respectively, and are included in other current assets and accrued liabilities, respectively, in the accompanying consolidated balance sheets with offsetting amounts recorded to system gas, a component of property, plant and equipment. EQM classifies imbalances as current as it expects to settle them within a year.

Asset Retirement Obligations: EQM's transmission and storage system and its gathering system have indeterminate lives because they will operate for an indeterminate period when properly maintained. Any retirement obligations associated with such assets cannot be estimated. A liability for asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life exists and can be estimated.

Contingencies: EQM is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded for contingencies based upon EQM's assessment that a loss is probable and that the amount of the loss can be reasonably estimated. EQM considers many factors in making these assessments, including history and specifics of each matter. Estimates are developed in consultation with legal counsel and are based upon the analysis of potential results.

Regulatory Accounting: EQM’s regulated operations consist of interstate pipeline, intrastate gathering and storage operations subject to regulation by the FERC. Rate regulation provided by the FERC is designed to enable EQM to recover the costs of providing the regulated services plus an allowed return on invested capital. The application of regulatory accounting allows EQM to defer expenses and income in its consolidated balance sheets as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the statements of consolidated operations for a non-regulated entity. The deferred regulatory assets and liabilities are then recognized in the statements of consolidated operations in the period in which the same amounts are reflected in rates. The amounts deferred in the consolidated balance sheets relate primarily to the accounting for income taxes, post-retirement benefit costs, base storage gas and the storage retainage tracker on the AVC system. The amounts established for accounting for income taxes were primarily generated during the period prior to EQM's change in tax status in July 2012 when EQM was included as part of EQT’s consolidated federal tax return. EQM believes that it will continue to be subject to rate regulation that will provide for the recovery of deferred costs. See Note 12.

Revenue Recognition: Reservation revenues on firm contracted capacity are recognized ratably over the contract period based on the contracted volume regardless of the amount of natural gas that is transported or gathered. Revenues associated with transported or gathered volumes under firm and interruptible contracts are recognized as physical deliveries of natural gas are made.

Allowance for Funds Used During Construction (AFUDC): EQM capitalizes the carrying costs for the construction of certain regulated long-term assets and amortizes the costs over the life of the related assets. The calculated AFUDC includes capitalization of the cost of financing construction of assets subject to regulation by the FERC (the interest component). AFUDC also includes a designated cost of equity for financing the construction of these regulated assets (the equity component). The interest components of AFUDC for the years ended December 31, 2015, 2014 and 2013 were $1.4 million, $0.7 million and $0.4 million, respectively, and were included as a reduction of interest expense in the statements of consolidated operations. The equity components of AFUDC for the years ended December 31, 2015, 2014 and 2013 were $5.6 million, $2.2 million and $1.2 million, respectively, and were recorded in other income in the statements of consolidated operations.

Equity-Based Compensation: In connection with EQGP's IPO, the Board of Directors of the EQGP General Partner adopted the EQT GP Services, LLC 2015 Long-Term Incentive Plan for employees of the EQGP General Partner and its affiliates, including EQT and EQM and directors of the EQGP General Partner. The plan permits the issuance of phantom units, performance awards, restricted units, distribution equivalent rights, market-priced options, unit appreciation rights, other equity-based awards and cash-based awards.  The plan limits the number of common units that may be delivered pursuant to awards under the plan to 2,000,000 common units. See Note 9.

Net Income Per Limited Partner Unit: For EQGP, net income per limited partner unit is calculated by dividing the limited partners' interest in net income by the weighted average number of common units outstanding. Net income attributable to periods prior to the closing of EQGP's IPO is attributable to subsidiaries of EQT and has been excluded from the limited partners' interest in net income. Net income per limited partner unit earned following the closing of the IPO was calculated based on the number of common units outstanding after the IPO date of May 15, 2015. See Note 3.

Income Taxes: For the period prior to EQGP's IPO, EQGP's income was included as part of EQT's consolidated return for federal and state income tax purposes. Federal tax obligations of all EQT subsidiary companies are settled through EQT. The consolidated federal income tax of EQT is allocated among the group’s members on a separate return basis with tax credits allocated to the members generating the credits. As a result of its limited partnership structure following EQGP's IPO, EQGP is not subject to federal and state income taxes. In the second quarter of 2015, approximately $164.6 million of net current and deferred income taxes were eliminated through equity related to EQGP's IPO. Subsequent to May 15, 2015, for federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by EQGP will flow through to EQGP's unitholders, and accordingly, will not result in a provision for income taxes for EQGP. See Note 10.

Noncontrolling Interests: Noncontrolling interests represent third party equity ownership in EQM and are presented as a component of equity and partners' capital in the accompanying consolidated balance sheets. In the consolidated statements of operations, noncontrolling interests reflect the allocation of earnings to third party investors in EQM.

Recently Issued Accounting Standards:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. EQGP is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The standard requires an entity to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. EQGP has early adopted this standard which had no significant impact on reported results or disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU adds guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. EQGP has early adopted this standard which had no significant impact on reported results or disclosures.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. The ASU applies to master limited partnerships that receive net assets through a dropdown transaction. EQGP has early adopted this standard which had no impact on reported results or disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarified that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. EQGP has early adopted this standard which had no significant impact on reported results or disclosures.

Subsequent Events: EQGP has evaluated subsequent events through the date of the financial statement issuance.

2.                          Acquisitions and Merger

The following table presents EQM's acquisitions and merger transactions completed during the three years ended December 31, 2015.

	Acquisition Date	Total Consideration	Cash	Common Units Issued to EQT	GP Units Issued to EQT
	(Thousands, except unit amounts)
Sunrise Merger (a)	7/22/13	$650,000	$617,500	479,184	267,942
Jupiter Acquisition (b)	5/7/14	1,180,000	1,121,000	516,050	262,828
NWV Gathering Acquisition (c)	3/17/15	925,683	873,183	511,973	178,816
MVP Interest Acquisition (d)	3/30/15	54,229	54,229	—	—
Preferred Interest Acquisition (e)	4/15/15	$124,317	$124,317	—	—

(a)
Sunrise Pipeline, LLC (Sunrise), an indirect wholly owned subsidiary of EQT, merged with and into Equitrans, L.P. (Equitrans), an indirect wholly owned subsidiary of EQM. Upon closing, EQM paid EQT $507.5 million in cash and issued EQM common units and EQM general partner units to EQT. The cash portion of the purchase price was funded with the net proceeds from an equity offering of EQM common units. Prior to the Sunrise Merger, Equitrans entered into a precedent agreement with a third party for firm transportation service on the Sunrise Pipeline over a twenty-year term. Following the effectiveness of the transportation agreement contemplated by the precedent agreement in December 2013, EQM was obligated to pay additional cash consideration of $110 million to EQT in January 2014 which was funded by borrowings under EQM's credit facility.

(b)
EQT contributed Jupiter natural gas gathering system (Jupiter) to EQM Gathering Opco, LLC (EQM Gathering), an indirect wholly owned subsidiary of EQM. The cash portion of the purchase price was funded with the net proceeds from an equity offering of EQM common units and borrowings under EQM’s credit facility.

(c)
EQT contributed NWV Gathering to EQM Gathering. The cash portion of the purchase price was funded with net proceeds from an equity offering of EQM common units and borrowings under EQM's credit facility.

(d)
EQM assumed 100% of the membership interests in MVP Holdco, LLC (MVP Holdco), the owner of the interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture), which at the time was an indirect wholly owned subsidiary of EQT. The cash payment made represented EQM's reimbursement to EQT for 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. The cash payment was funded by borrowings under EQM's credit facility. See Note 6.

(e)
Pursuant to the NWV Gathering Acquisition contribution and sale agreement, EQM acquired a preferred interest (the Preferred Interest) from EQT in EQT Energy Supply, LLC (EES), which at the time was an indirect wholly owned subsidiary of EQT. EES generates revenue from services provided to a local distribution company. The cash payment was funded by borrowings under EQM's credit facility. See Note 6.

NWV Gathering, Jupiter and Sunrise were businesses and the NWV Gathering Acquisition, Jupiter Acquisition and Sunrise Merger were transactions between entities under common control; therefore, EQM recorded the assets and liabilities of NWV Gathering, Jupiter and Sunrise at their carrying amounts to EQT on the date of the respective transactions. The difference between EQT’s net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in partners’ capital. This portion of the consideration was recorded in financing activities in the statements of consolidated cash flows. EQM recast its consolidated financial statements to retrospectively reflect the NWV Gathering Acquisition, Jupiter Acquisition and Sunrise Merger as if the entities were owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if EQM had owned them during the periods reported.

Prior to the Sunrise Merger, EQM operated the Sunrise Pipeline as part of its transmission and storage system under a lease agreement with EQT. The lease was a capital lease under GAAP; therefore, revenues and expenses associated with Sunrise were included in EQM’s historical consolidated financial statements and the Sunrise Pipeline was depreciated over the lease term of 15 years. Effective as of the closing of the Sunrise Merger on July 22, 2013, the lease agreement was terminated. As a result, EQM's recast of the consolidated financial statements for the Sunrise Merger included recasting depreciation expense recognized for the periods prior to the merger to reflect the pipeline’s useful life of 40 years. The decrease in depreciation expense and interest expense associated with the capital lease increased previously reported net income for the first six months of 2013. In addition, because the effect of the recast of the financial statements resulted in the elimination of the capital lease obligation from EQM to Sunrise, which was essentially equal to the carrying value of the net assets acquired with the Sunrise Merger, this portion of the consideration paid was recorded in financing activities in the statements of consolidated cash flows.

3.                          Equity and Partners' Capital

Holdings of EQGP Equity

On May 15, 2015, EQGP completed its IPO of 26,450,000 common units representing limited partner interests. All of the common units sold in the IPO were sold by EQT Gathering Holdings. EQGP did not receive any proceeds from, or incur any expenses in connection with, the completion of the IPO.

As of December 31, 2015, EQT indirectly held 239,715,000 EQGP common units, representing a 90.1% limited partner interest, and the entire non-economic general partner interest, in EQGP. As of December 31, 2015, the public held 26,450,000 EQGP common units, representing a 9.9% limited partner interest in EQGP.

Net Income Per Limited Partner Unit

The phantom units granted to the independent members of the Board of Directors of the EQGP General Partner will be paid in EQGP common units upon a director’s termination of service on the EQGP General Partner's Board of Directors. As there are no remaining service, performance or market conditions related to these awards, the weighted average phantom unit awards included in the calculations of both basic and diluted weighted average limited partner units outstanding was 2,928 for the year ended December 31, 2015.

Holdings of EQM Equity

The following table summarizes EQM's public offerings of its common units during the three years ended December 31, 2015.

	Common Units Issued (a)	GP Units Issued (b)	Price Per Unit	Net Proceeds to EQM	Underwriters' Discount and Other Offering Expenses
	(Thousands, except unit and per unit amounts)
July 2013 equity offering (c)	12,650,000	—	$43.50	$529,442	$20,833
May 2014 equity offering (d)	12,362,500	—	75.75	902,467	33,992
March 2015 equity offering (e)	9,487,500	25,255	76.00	696,582	24,468
$750 million At the Market (ATM) Program (f)	1,162,475	—	74.92	85,483	1,610
November 2015 equity offering (g)	5,650,000	—	$71.80	$399,937	$5,733

(a)	Includes the issuance of additional common units pursuant to the exercise of the underwriters' over-allotment options, as applicable.

(b)
Represents general partner units issued to the EQM General Partner in exchange for its proportionate capital contribution. See Note 2 for a summary of EQM general partner units issued in conjunction with acquisitions.

(c)	The net proceeds were used to finance a portion of the cash consideration paid to EQT in connection with the Sunrise Merger as described in Note 2.

(d)	The net proceeds were used to finance a portion of the cash consideration paid to EQT in connection with the Jupiter Acquisition as described in Note 2.

(e)
The underwriters' exercised their option to purchase additional common units subsequent to the completion of the original offering; therefore, the EQM General Partner purchased 25,255 EQM general partner units for approximately $1.9 million to maintain its then 2.0% general partner ownership percentage, which was included in net proceeds from this offering. The net proceeds were used to finance a portion of the cash consideration paid to EQT in connection with the NWV Gathering Acquisition as described in Note 2. In connection with this equity offering, EQGP recorded a $122.8 million gain to parent net investment, a decrease of $195.8 million to the non-controlling interests in consolidated subsidiaries capital account on the consolidated balance sheet and an increase to deferred tax liability of $73.0 million.

(f)
During the third quarter of 2015, EQM entered into an equity distribution agreement that established an ATM common unit offering program, pursuant to which a group of managers, acting as EQM's sales agents, may sell EQM common units having an aggregate offering price of up to $750 million (the $750 million ATM Program). The price per unit represents an average price for all issuances under the $750 million ATM Program in 2015. The underwriters' discount and offering expenses in the table above include commissions of approximately $0.9 million. EQM used the net proceeds for general partnership purposes.

Prior to this $750 million ATM Program, the EQM General Partner maintained its general partner ownership percentage at the previous level of 2.0%. Starting with this $750 million ATM Program, the EQM General Partner elected not to maintain its general partner ownership percentage. In connection with the issuances of EQM common units under the program, EQGP recorded an increase to partners' capital of $22 million with a corresponding decrease of $22 million to the non-controlling interests in consolidated subsidiaries capital account on the consolidated balance sheet.

(g)
EQM plans to use the net proceeds for general partnership purposes, including to fund a portion of EQM's anticipated transmission and gathering expansion in 2016 and to repay amounts outstanding under EQM's credit facility. In connection with EQM's November equity offering, EQGP recorded an increase to partners' capital of $92.7 million, with a corresponding decrease of $92.7 million to the non-controlling interests in consolidated subsidiaries capital account on the consolidated balance sheet.

The gains to parent net investment and partners' capital, the decreases in non-controlling interests in consolidated subsidiaries capital and the increases in deferred tax liability on the consolidated balance sheet detailed above were non-cash and therefore had no impact on the statements of consolidated cash flows for the year ended December 31, 2015.

The following table summarizes EQM's common, subordinated and general partner units issued and outstanding from January 1, 2013 through December 31, 2015.

	Limited Partner Units		General
	Common	Subordinated	Partner Units	Total
Balance at January 1, 2013	17,339,718	17,339,718	707,744	35,387,180
July 2013 equity offering	12,650,000	—	—	12,650,000
Sunrise Merger consideration	479,184	—	267,942	747,126
Balance at December 31, 2013	30,468,902	17,339,718	975,686	48,784,306
May 2014 equity offering	12,362,500	—	—	12,362,500
Jupiter Acquisition consideration	516,050	—	262,828	778,878
Balance at December 31, 2014	43,347,452	17,339,718	1,238,514	61,925,684
Conversion of subordinated units to common units	17,339,718	(17,339,718)	—	—
2014 EQM VDA issuance	21,063	—	430	21,493
March 2015 equity offering	9,487,500	—	25,255	9,512,755
NWV Gathering Acquisition consideration	511,973	—	178,816	690,789
$750 million ATM Program	1,162,475	—	—	1,162,475
November 2015 equity offering	5,650,000	—	—	5,650,000
Balance at December 31, 2015	77,520,181	—	1,443,015	78,963,196

In connection with EQM's IPO in 2012, EQM issued 17,339,718 subordinated units to EQM LP. The subordination period with respect to all 17,339,718 EQM subordinated units expired on February 17, 2015. As a result, all of the outstanding EQM subordinated units converted into EQM common units on a one-for-one basis on February 17, 2015.

In February 2015, EQM issued 21,063 common units under the 2014 EQM Value Driver Award (2014 EQM VDA). In connection with this issuance, the EQM General Partner purchased 430 EQM general partner units to maintain its then 2.0% general partner ownership percentage.

4.                          Financial Information by Business Segment

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Revenues from external customers (including affiliates):
Transmission and storage	$296,895	$254,820	$173,881
Gathering	317,239	221,727	180,120
Total	$614,134	$476,547	$354,001
Operating income:
Transmission and storage	$203,159	$183,294	$124,950
Gathering	234,649	143,418	119,844
Headquarters	(2,056)	—	—
Total operating income	$435,752	$326,712	$244,794

Reconciliation of operating income to net income:
Equity income	2,367	—	—
Other income	5,639	2,349	1,242
Interest expense	45,664	30,856	1,672
Income tax expense	25,770	70,619	86,471
Net income	$372,324	$227,586	$157,893

	As of December 31,
	2015	2014	2013
	(Thousands)
Segment assets:
Transmission and storage	$1,110,027	$928,864	$807,287
Gathering	963,877	765,090	526,290
Total operating segments	2,073,904	1,693,954	1,333,577
Headquarters, including cash	560,363	432,725	247,988
Total assets	$2,634,267	$2,126,679	$1,581,565

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Depreciation and amortization:
Transmission and storage	$29,497	$26,792	$18,323
Gathering	22,143	19,262	12,583
Total	$51,640	$46,054	$30,906
Expenditures for segment assets:
Transmission and storage	$168,873	$127,134	$77,989
Gathering	207,342	226,168	197,543
Total (a)	$376,215	$353,302	$275,532

(a)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $18.3 million, $51.1 million and $16.3 million at December 31, 2015, 2014 and 2013, respectively. Additionally, EQM capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures were less than $0.1 million and approximately $0.3 million for the years ended December 31, 2015 and 2014, respectively. There were no amounts capitalized for the year ended December 31, 2013.

5.         Related Party Transactions

Affiliate Transactions. In the ordinary course of business, EQGP and EQM have transactions with EQT and its affiliates. EQM has various contracts with affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements.

EQM Operation and Management Services Agreement. EQM has an operation and management services agreement with EQT Gathering, pursuant to which EQT Gathering provides EQM’s pipelines and storage facilities with certain operational and management services. EQM reimburses EQT Gathering for such services pursuant to the terms of the omnibus agreement described below. EQM is allocated the portion of operating and maintenance expense and selling, general and administrative expense incurred by EQT and EQT Gathering which is related to EQM.

Employees of EQT operate EQM’s assets. EQT charges EQM for the payroll and benefit costs associated with these individuals and for retirees of Equitrans. EQT carries the obligations for pension and other employee-related benefits in its consolidated financial statements. EQM is allocated a portion of EQT’s defined benefit pension plan and retiree medical and life insurance plan cost for the retirees of Equitrans. EQM’s share of those costs is recorded in due to related parties and reflected in operating expenses in the accompanying statements of consolidated operations. See Note 13.

EQGP Working Capital Facility: In connection with the closing of EQGP's IPO, EQGP entered into a Working Capital Loan Agreement with EQT (the Working Capital Facility). As of December 31, 2015, EQGP had approximately $0.1 million outstanding under the Working Capital Facility which is included in due to related party on the consolidated balance sheet. See Note 8 for a discussion of EQGP's Working Capital Loan Agreement with EQT.

EQGP Omnibus Agreement. EQGP entered into an EQGP omnibus agreement, by and among EQGP, the EQGP General Partner and EQT. Pursuant to the omnibus agreement, EQT agreed to provide EQGP with a license to use the name “EQT” and related marks in connection with EQGP’s business. The omnibus agreement also provides for certain indemnification and reimbursement obligations between EQT and EQGP. As of December 31, 2015, EQGP reimbursed EQT approximately $2.1 million for obligations pursuant to the EQGP omnibus agreement.

EQM Omnibus Agreement. EQM entered into an omnibus agreement by and among EQM, the EQM General Partner and EQT. Pursuant to the omnibus agreement, EQT agreed to provide EQM with a license to use the name “EQT” and related marks in connection with EQM’s business. The omnibus agreement also provides for certain indemnification and reimbursement obligations between EQT and EQM. Effective January 1, 2015, EQM amended its omnibus agreement with EQT to provide for the reimbursement by EQM of direct and indirect costs and expenses attributable to EQT's long-term incentive programs as these plans will be utilized to compensate and retain EQT employees who provide services to EQM. For the period subsequent to EQM's IPO and prior to the January 1, 2015 amendment, the expense associated with the EQT long-term incentive plan was not an expense of EQM under the omnibus agreement because, at the time of EQM's IPO, the EQM General Partner established its own long-term incentive plan as discussed in Note 9. The historical financial statements of NWV Gathering, Jupiter and Sunrise prior to acquisition also included long-term incentive compensation plan expense associated with the EQT long-term incentive plan.

The following table summarizes reimbursement amounts between EQT and EQM under EQM's omnibus agreement with EQT:

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
EQM's reimbursements to EQT
Operating and maintenance expense (a)	$31,310	$21,999	$14,296
Selling, general and administrative expense (a)	$46,149	$25,051	$18,322

EQM's reimbursements from EQT (b)
Plugging and abandonment	$26	$500	$566
Bare steel replacement	6,268	—	2,566
Other capital reimbursements	$1,198	$—	$—

(a)
The expenses for which EQM reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis and EQM is unable to estimate what those expenses would be on a stand-alone basis. These amounts exclude the recast impact of the NWV Gathering Acquisition, Jupiter Acquisition and Sunrise Merger as these amounts do not represent reimbursements pursuant to the omnibus agreement.

(b)	These reimbursements were recorded as capital contributions from EQT.
Summary of related party transactions. The following table summarizes related party transactions:

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
EQM related party transactions
Operating revenues (a)	$447,587	$328,527	$310,245
Operating and maintenance expense (b)	33,091	28,688	21,931
Selling, general and administrative expense (b)	48,545	40,663	31,263
Equity income	2,367	—	—
Interest expense	23,225	19,888	843
Distributions to the EQM General Partner (c)	109,194	59,537	36,647
Capital contributions from EQT	$7,492	$500	$3,132

EQGP related party transactions
Selling, general and administrative expense	$2,056	$—	$—
Interest expense	3	—	—
Distributions to EQT (post-IPO period) (d)	65,536	—	—
Net contributions from/(distributions to) EQT (pre-IPO period) (e)	$260,386	$(45,888)	$(71,495)

(a)
In December 2013, EQT completed the sale of Equitable Gas Company to PNG Companies LLC. For the year ended December 31, 2013, Equitable Gas Company revenues reported as affiliate revenues were $37.6 million.

(b)
The expenses for which EQM reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis and EQM is unable to estimate what those expenses would be on a stand-alone basis. These amounts include the recast impact of the NWV Gathering Acquisition, Jupiter Acquisition and Sunrise Merger as they represent the total amounts allocated to EQM by EQT for the periods presented.

(c)
The distributions to the EQM General Partner are based on the period to which the distributions relate and not the period in which the distributions were declared and paid. For example, for the year ended December 31, 2015, total distributions to the EQM General Partner included the cash distribution declared on January 21, 2016 to EQM's unitholders related to the fourth quarter of 2015 of $0.71 per common unit.

(d)
The distributions to EQT are based on the period to which the distributions relate and not the period in which the distributions were declared and paid. For example, for the year ended December 31, 2015, total distributions to EQT included the cash distribution declared on January 21, 2016 to EQT related to the fourth quarter of $0.122 per common unit.

(e)	Net contributions from/(distributions to) EQT related to periods prior to the EQGP IPO for distributions and taxes payable settled with EQT.

The following table summarizes related party balances:

	As of December 31,
	2015	2014
	(Thousands)
EQM related party balances
Accounts receivable – affiliate	$77,925	$55,068
Due to related party	33,413	33,342
Investments in unconsolidated entities	201,342	—
Capital lease obligation, including current portion	$181,156	$147,588

EQGP related party balances
Due to related party (a)	$783	$376,589

(a)
EQGP had an additional $0.8 million and $376.6 million due to related party for the years ended December 31, 2015 and 2014, respectively, when compared to EQM. Prior to the change in EQGP's tax status and for the pre-acquisition periods for acquisitions from EQT, the net receivable from or payable to EQT associated with current income taxes was settled as a contribution from or distribution to the parent through partners' capital. These amounts are included in net distributions to/contributions from EQT in the accompanying statements of consolidated equity and partners' capital. Due to related parties included amounts due to EQT associated with EQGP's current income taxes which amounted to $376.1 million for the year ended December 31, 2014. Such amounts are included in the statements of consolidated cash flows as they are settled as a part of net distributions to/contributions from EQT.

See also Note 2, Note 3, Note 6, Note 7, Note 8, Note 11 and Note 13 for further discussion of related party transactions.

6.         Investments in Unconsolidated Entities

MVP Joint Venture

On March 30, 2015, EQM assumed EQT's interest in MVP Holdco, which owns the interest in the MVP Joint Venture, for $54.2 million. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM also assumed the role of operator of the MVP from EQT. In April and October 2015, EQM sold 10% and 1% ownership interests in the MVP Joint Venture, respectively. The purchase from EQT and subsequent sales of interests in the MVP Joint Venture were all for consideration that was equal to the proportional amount of capital contributions made to the joint venture as of the date of the respective transactions and resulted in no gains or losses. As of December 31, 2015, EQM owned a 54% interest in the MVP Joint Venture.

The following table presents EQM's interest in the MVP Joint Venture for the year ended December 31, 2015.

MVP Joint Venture
(Thousands)
Balance at December 31, 2014	$—
Initial investment	54,229
Equity income (a)	2,367
Capital contributions	30,151
Sales of interests in the MVP Joint Venture	(9,722)
Balance at December 31, 2015	$77,025

(a)	Equity income relates to EQM's interest in the MVP Joint Venture and represents EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP.

The MVP Joint Venture has been determined to be a variable interest entity because the MVP Joint Venture has insufficient equity to finance activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions, including, but not limited to, decisions about operating and construction budgets, project construction schedule, material contracts or precedent agreements, indebtedness, significant acquisitions or dispositions, material regulatory filings and strategic decisions require the approval of owners holding more than a 66 2/3% interest in the joint venture and no one member owns more than a 66 2/3% interest. Beginning on the date it was assumed from EQT, EQM accounted for the MVP Interest as an equity method investment as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture. EQM records adjustments to the investment balance for contributions to or distributions from the MVP Joint Venture and its pro-rata share of earnings of the MVP Joint Venture, which is referred to as equity income on the statements of consolidated operations.

On January 21, 2016, an affiliate of Consolidated Edison, Inc. (ConEd) acquired a 12.5% interest in the MVP Joint Venture (ConEd Transaction), 8.5% of which was purchased from EQM. EQM received cash payments of $12.5 million which was equal to EQM's proportional capital contributions to the MVP Joint Venture through the date of the transaction. As of February 11, 2016, EQM owned a 45.5% interest in the MVP Joint Venture. ConEd has the right to terminate its purchase of the interest in the MVP Joint Venture and be reimbursed for the purchase price and all capital contributions it makes to the MVP Joint Venture for a period ending no later than December 31, 2016.

As of December 31, 2015, EQM had issued a $108 million performance guarantee in favor of the MVP Joint Venture as performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. As a result of the ConEd Transaction, the amount of the performance guarantee decreased to $91 million in January 2016. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $185 million, which includes the investment balance of $77 million on the consolidated balance sheet as of December 31, 2015 and amounts which could have become due under the performance guarantee as of that date.

Preferred Interest

In the second quarter of 2015, EQM acquired a preferred interest in EES from EQT. EES was determined to be a variable interest entity because it has insufficient equity to finance its activities. EQM is not the primary beneficiary because it does not have the power to direct the activities of EES that most significantly impact its economic performance. The Preferred Interest was determined to be a cost method investment as EQM does not have the ability to exercise significant influence over operating and financial policies of EES and was recorded at historical cost. Dividends received from EES will be recorded as income. No dividends were received in 2015.

As of December 31, 2015, the carrying value and the fair value of the Preferred Interest were $124 million and $140 million, respectively. The carrying value represents EQM's maximum exposure to loss as of December 31, 2015. The fair value was measured using Level 3 inputs as described in Note 1.

7.         Cash Distributions

The EQGP partnership agreement requires EQGP to distribute all of its available cash (as defined below in "EQGP Distributions - Available Cash") to EQGP unitholders within 55 days after the end of each quarter.

The EQM partnership agreement requires EQM to distribute all of its available cash (as defined below in "EQM Distributions - EQM Available Cash") to EQM unitholders within 45 days after the end of each quarter.

EQGP Distributions

Available Cash

For purposes of EQGP's partnership agreement, available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter (including expected distributions from EQM in respect of such quarter):

•	less, the amount of cash reserves established by the EQGP General Partner to:

◦	satisfy general, administrative and other expenses and any debt service requirements;

◦	provide for the proper conduct of EQGP's business;

◦	permit the EQM General Partner to make capital contributions to EQM if EQGP chooses to maintain its general partner ownership percentage upon the issuance of additional partnership securities by EQM;

◦	comply with applicable law, any of EQGP's debt instruments or other agreements; or

◦	provide funds for distributions to EQGP unitholders for any one or more of the next four quarters.

EQGP Partnership Interests in EQM

        All of EQGP’s cash flows are generated from the cash distributions EQGP receives from its partnership interests in EQM, which consist of the following as of December 31, 2015:

•	a 1.8% general partner interest in EQM;

•
all of the IDR's in EQM, which entitle EQGP to receive increasing percentages, up to the maximum increase of 48.0%, of any incremental cash distributed by EQM as certain target distribution levels are reached in any quarter; and

•	21,811,643 EQM common units, representing a 27.6% limited partner interest in EQM.

        The right of the EQM General Partner to receive incentive distributions is contained in EQM's partnership agreement as described below under "EQM Distributions - Incentive Distribution Rights."

EQM Distributions

EQM Available Cash

For purposes of EQM's partnership agreement, available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•                  less, the amount of cash reserves established by the EQM General Partner to:

•                   provide for the proper conduct of EQM’s business (including reserves for future capital expenditures, anticipated future debt service requirements and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to FERC rate proceedings or rate proceedings under applicable law subsequent to that quarter);

•                  comply with applicable law, any of EQM’s debt instruments or other agreements; or

•                  provide funds for distributions to EQM’s unitholders and to the EQM General Partner for any one or more of the next four quarters (provided that the EQM General Partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent EQM from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);
•                   plus, if the EQM General Partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

Incentive Distribution Rights

All incentive distribution rights are held by the EQM General Partner. Incentive distribution rights represent the right to receive an increasing percentage (13.0%, 23.0% and 48.0%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described below have been achieved. The EQM General Partner may transfer the incentive distribution rights separately from its general partner interest, subject to restrictions in EQM’s partnership agreement.

The following discussion assumes that the EQM General Partner continues to own both its 1.8% general partner interest and the incentive distribution rights.

If for any quarter:

•                  EQM has distributed available cash from operating surplus to the common unitholders in an amount equal to the minimum quarterly distribution; and

•                   EQM has distributed available cash from operating surplus on outstanding common units in an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution;

then, EQM will distribute any additional available cash from operating surplus for that quarter among the unitholders and the EQM General Partner in the following manner:

	Total Quarterly Distribution per	Marginal Percentage Interest in Distributions
	Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.35	98.2%	1.8%
First Target Distribution	Above $0.3500 up to $0.4025	98.2%	1.8%
Second Target Distribution	Above $0.4025 up to $0.4375	85.2%	14.8%
Third Target Distribution	Above $0.4375 up to $0.5250	75.2%	24.8%
Thereafter	Above $0.5250	50.2%	49.8%

To the extent these incentive distributions are made to the EQM General Partner, more available cash proportionally is allocated to the EQM General Partner than to holders of limited partner units.

EQM and EQGP declared the following cash distributions to their respective unitholders for the periods presented:

Quarters Ended	EQM Total Quarterly Distribution per Common Unit	EQM Total Quarterly Cash Distribution	EQM Quarterly Distribution to Noncontrolling Interests	EQGP Total Quarterly Distribution per Common Unit	Date of Distribution
	(Thousands, except per unit amounts)
2013
March 31	$0.37	$13,093	$5,318	N/A	May 2013
June 30	0.40	19,514	10,811	N/A	August 2013
September 30	0.43	21,183	11,621	N/A	November 2013
December 31	$0.46	$23,039	$12,432	N/A	February 2014
2014
March 31	$0.49	$24,950	$13,241	N/A	May 2014
June 30	0.52	34,100	20,482	N/A	August 2014
September 30	0.55	37,539	21,664	N/A	November 2014
December 31	$0.58	$41,180	$22,845	N/A	February 2015
2015
March 31	$0.61	$52,222	$29,827	N/A	May 2015
June 30 (a)	0.64	56,464	31,293	$0.04739	August 2015
September 30	0.675	62,396	33,790	0.104	November 2015
December 31 (b)	$0.71	$72,575	$39,533	$0.122	February 2016

(a)
The initial cash distribution to EQGP’s unitholders for the second quarter of 2015 of $0.04739 per common unit was pro-rated for the 47 days from the date of the closing of EQGP's IPO on May 15, 2015 to June 30, 2015.

(b)
On January 21, 2016, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the fourth quarter of 2015 of $0.71 per common unit. The cash distribution will be paid on February 12, 2016 to unitholders of record, including EQGP, at the close of business on February 1, 2016. The aggregate cash distributions to EQGP will be approximately $33 million consisting of: $15.5 million related to its limited partner interest, $1.3 million related to its general partner interest and $16.2 million related to its IDRs in EQM.

On January 21, 2016, the Board of Directors of the EQGP General Partner declared a cash distribution to EQGP's unitholders for the fourth quarter of 2015 of $0.122 per common unit, or approximately $32.5 million. The distribution will be paid on February 22, 2016 to unitholders of record at the close of business on February 1, 2016.

8.         Debt

The following table presents EQGP's outstanding debt as of December 31, 2015 and EQM's outstanding debt as of December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
	Principal	Carrying Value	Fair Value(a)	Principal	Carrying Value	Fair Value(a)
	(Thousands)
EQGP Working Capital Facility	$65	$65	$65	N/A	N/A	N/A
EQM Credit Facility	$299,000	$299,000	$299,000	$—	$—	$—
EQM 4.00% Senior Notes due 2024	$500,000	$493,401	$414,125	$500,000	$492,633	$495,685

(a) Fair value is measured using Level 1 inputs for the credit facility borrowings and EQGP's Working Capital Facility and Level 2 inputs for the long-term debt as described in Note 1.

EQGP Working Capital Facility. On May 15, 2015, in connection with the closing of EQGP's IPO, EQGP entered into the Working Capital Facility which provides for interest bearing loans of up to $50 million outstanding at any one time and matures on the earlier of February 18, 2019 or at least 90 days after EQT gives notice of termination. The credit facility does not contain any covenants other than the obligation to pay accrued interest on outstanding borrowings. EQGP’s obligations under the revolving portion of the credit facility are unsecured. See Note 5.

Amounts outstanding under the Working Capital Facility are included in due to related party on the consolidated balance sheets. During 2015, the maximum amount of EQGP’s outstanding short-term loans at any time was approximately $0.7 million, the average daily balance of short-term loans outstanding was approximately $0.3 million and interest was incurred on the Working Capital Facility at a weighted average annual interest rate of 1.7%.

EQM Credit Facility. EQM has a $750 million credit facility that expires in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. Further, EQM has the ability to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. EQM’s obligations under the revolving portion of the credit facility are unsecured.

During 2015 and 2014, the maximum amount of EQM's outstanding credit facility borrowings at any time was $404 million and $450 million, respectively, the average daily balance of credit facility borrowings outstanding was approximately $261 million and $119 million, respectively, and interest was incurred on the credit facility borrowings at a weighted average annual interest rate of 1.7% for both periods. EQM did not have any credit facility borrowings outstanding at any time during the year ended December 31, 2013. For the years ended December 31, 2015, 2014 and 2013, commitment fees of $1.2 million, $1.4 million and $0.9 million, respectively, were paid to maintain credit availability under EQM's credit facility. See Note 17 for EQM's repayment of the credit facility borrowings in February 2016.

EQM’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The most significant covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Under the credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of December 31, 2015, EQM was in compliance with all credit facility provisions and covenants.

EQM Senior Notes. During the third quarter of 2014, EQM issued 4.00% Senior Notes due August 1, 2024 in the aggregate principal amount of $500 million (the 4.00% Senior Notes). Net proceeds from the offering were used to repay the outstanding borrowings under EQM’s credit facility at that time and for general partnership purposes. The 4.00% Senior Notes contain covenants that limit EQM’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM’s assets.

9.      Equity-Based Compensation Plan

The EQGP General Partner has granted EQGP common unit-based phantom units that vested upon grant to the independent directors of the EQGP General Partner. The value of the phantom units will be paid in EQGP common units upon a director’s termination of service on the EQGP's General Partner’s Board of Directors. EQGP accounted for these awards as equity awards and as such recorded compensation expense for the fair value of the awards at the grant date fair value. A total of 2,928 independent director unit-based awards including accrued distributions were outstanding as of December 31, 2015. The weighted average fair value of these grants, based on EQGP’s common unit price on the grant date, was $28.77 for the year ended December 31, 2015.

The EQM General Partner has granted EQM common unit-based phantom units that vested upon grant to the independent directors of the EQM General Partner. The value of the phantom units will be paid in EQM common units upon a director’s termination of service on the EQM General Partner’s Board of Directors. EQM accounted for these awards as equity awards and recorded compensation expense for the fair value of the awards at the grant date fair value. A total of 14,433 independent director unit-based awards, including accrued distributions, were outstanding as of December 31, 2015. A total of 2,220, 2,580 and 3,790 unit-based awards were granted to the independent directors during the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average fair value of these grants, based on EQM’s common unit price on the grant date, was $88.00, $58.79 and $37.92 for the years ended December 31, 2015, 2014 and 2013, respectively.

EQGP or EQM common units to be delivered pursuant to vesting of the equity-based awards may be common units acquired by the EQGP General Partner or the EQM General Partner in the open market or from any other person, issued directly by EQGP or EQM or any combination of the foregoing.

10.         Income Taxes

The Predecessor's financial statements for the period prior to EQGP's IPO include U.S. federal and state income tax as its income was included as part of EQT's consolidated return for federal and state income tax purposes. Federal tax obligations of all subsidiary companies are settled through EQT. The consolidated federal income tax is allocated among the group’s members on a separate return basis with tax credits allocated to the members generating the credits. As a result of its limited partnership structure following EQGP's IPO, EQGP is not subject to federal and state income taxes. In the second quarter of 2015, approximately $164.6 million of net current and deferred income taxes were eliminated through equity related to EQGP's IPO. Subsequent to May 15, 2015, for federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by EQGP will flow through to EQGP's unitholders, and accordingly, EQGP does not record a provision for income taxes.

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

The components of income tax expense for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Current:
Federal	$194,566	$357,613	$211,421
State	16,660	30,495	27,147
Subtotal	211,226	388,108	238,568
Deferred:
Federal	(170,129)	(297,865)	(144,323)
State	(15,327)	(19,624)	(7,774)
Subtotal	(185,456)	(317,489)	(152,097)
Total	$25,770	$70,619	$86,471

Prior to the NWV Gathering Acquisition, Jupiter Acquisition and Sunrise Merger, tax obligations for NWV Gathering, Jupiter and Sunrise were the responsibility of EQT. EQT’s consolidated federal income tax was allocated among the group’s members on a separate return basis with tax credits allocated to the members generating the credits.

Income tax expense differed from amounts computed at the federal statutory rate of 35% on pre-tax book income from continuing operations as follows:

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Tax at statutory rate	$139,333	$104,372	$85,527
Post IPO income not subject to income taxes	(87,380)	—	—
Noncontrolling partners' share of partnership earnings	(27,051)	(43,409)	(16,535)
State income taxes	867	10,010	16,528
Other	1	(354)	951
Income tax expense	$25,770	$70,619	$86,471

Effective tax rate	6.5%	23.7%	35.4%

The decrease in income tax expense resulted primarily from the EQGP IPO in 2015 and the change in the tax status of NWV Gathering in 2015, Jupiter in 2014 and Sunrise in 2013.

For the years ended December 31, 2014 and 2013, EQGP recognized 100% of the pre-tax income of EQM related to the noncontrolling public limited partners' share of partnership earnings but was not required to record an income tax provision with respect to the portion of EQM's earnings allocated to the noncontrolling public limited partners. EQM's earnings increased primarily due to the growth in the assets acquired as part of the Sunrise Merger in 2013 and the Jupiter Acquisition in 2014, each of which also resulted in increases in the noncontrolling public partners' share of partnership earnings as a result of the related EQM equity offerings.

EQGP's historical uncertain tax positions were immaterial and were attributable to NWV Gathering for periods prior to the NWV Gathering Acquisition, Jupiter for periods prior to the Jupiter Acquisition and Sunrise for periods prior to the Sunrise Merger, as applicable. Additionally, EQT has indemnified EQM for these historical tax positions; therefore, EQGP does not anticipate any future liabilities arising from these uncertain tax positions.

The following table summarizes the source and tax effects of temporary differences between financial reporting and tax basis of assets and liabilities:

December 31,
2014
(Thousands)
Deferred income taxes:
Total deferred income tax assets	$338,167
Total deferred income tax liabilities	(78,583)
Total net deferred income tax assets	$259,584

Total deferred income tax assets/(liabilities):
Investment in EQM and its affiliates	$337,327
PP&E tax deductions in excess of book deductions	(78,583)
Other (reported as other current assets)	840
Total net deferred income tax assets	$259,584

The deferred tax assets and liabilities associated with the NVW Gathering Acquisition were eliminated in the first quarter of 2015 and approximately $164.6 million of net current and deferred income taxes were eliminated through equity related to EQGP's IPO in the second quarter of 2015.

        EQT has indemnified EQM from and against any losses suffered or incurred by EQM and related to, or arising out of or in connection with any federal, state or local income tax liabilities attributable to the ownership or operation of EQM's assets prior to the acquisition of such assets from EQT. Therefore, EQGP does not anticipate any future liabilities arising from the historical deferred tax liabilities.

11.      Lease Obligations

On December 17, 2013, EQM entered into a lease with EQT for the AVC facilities with an initial term of 25 years. Under the lease, EQM operates the facilities as part of its transmission and storage system under the rates, terms and conditions of its FERC-approved tariff.  The AVC facilities include an approximately 200-mile pipeline that interconnects with EQM’s transmission and storage system and provided 450 MMcf per day of additional firm capacity to EQM’s system, four associated natural gas storage reservoirs with approximately 260 MMcf per day of peak withdrawal capacity and approximately 11 Bcf of working gas capacity as of December 31, 2015. The lease payment due each month is the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of AVC minus the actual costs of operating AVC and (2) a payment based on depreciation expense and pre-tax return on invested capital for AVC. As a result, the payments to be made under the AVC lease will be variable. Any difference between the estimated minimum lease payments at inception of the lease and the actual lease payment is recorded to interest expense as contingent rent.

Management determined that the AVC lease was a capital lease under GAAP. The gross capital lease assets and obligations recorded in 2013 were approximately $134.4 million. EQM expects modernization capital expenditures will be incurred primarily by EQT to upgrade the AVC assets. As the capital expenditures are incurred by EQT, EQM's capital lease assets and obligations will increase. In 2015 and 2014, modernization capital expenditures incurred by EQT were approximately $35.7 million and $9.2 million, respectively, which increased the capital lease assets and obligations.

The following table summarizes amounts recorded related to the capital lease for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Interest expense (including contingent rent of $7.5 million, $3.4 million and $0.2 million, respectively) (a)	$23,225	$19,888	$843
Depreciation expense	8,734	5,735	443
Cash payments under the lease	$25,366	$16,710	$—

(a) As a result of the variability in the payments under the lease, interest expense of approximately $5.7 million and $2.7 million, respectively, was unpaid and therefore increased the capital lease obligation for the years ended December 31, 2015 and 2014.

The following table summarizes capital lease related balances on the consolidated balance sheets as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
	(Thousands)
Gross capital lease assets	$179,264	$143,556
Accumulated depreciation	(14,912)	(6,178)
Net capital lease assets	$164,352	$137,378

Capital lease obligations, current portion (a)	$5,496	$3,760
Capital lease obligations, long-term portion	$175,660	$143,828

(a) The current portion of the capital lease obligations is included in accrued liabilities on the consolidated balance sheets.

The following table is a schedule of the estimated future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2015:

Year ending December 31,
(Thousands)
2016	$20,220
2017	20,477
2018	20,214
2019	18,048
2020	17,783
Later years	286,976
Total minimum lease payments (a)	383,718
Less: Amount representing interest (b)	(202,562)
Present value of net minimum lease payments	$181,156

(a)	There were no amounts representing contingent rentals or executory costs (such as taxes, maintenance and insurance) included in the total minimum lease payments.

(b)
Amount necessary to reduce net minimum lease payments to the present value of the obligation at December 31, 2015 as the present value calculated at EQM’s incremental borrowing rate exceeded the fair value of the property at inception of the lease.

12.         Regulatory Assets and Liabilities

Regulatory assets and regulatory liabilities are recoverable or reimbursable over various periods and do not earn a return on investment. EQM believes that it will continue to be subject to rate regulation that will provide for the recovery or reimbursement of its regulatory assets and regulatory liabilities.  Regulatory assets and regulatory liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

	As of December 31,
	2015	2014
	(Thousands)
Regulatory assets:
Deferred taxes (a)	$12,608	$13,378
Other recoverable costs (b)	309	1,654
Total regulatory assets	$12,917	$15,032

Regulatory liabilities:
On-going post-retirement benefits other than pensions (c)	$5,596	$4,451
Other reimbursable costs (d)	866	2,091
Total regulatory liabilities	$6,462	$6,542

(a)
The regulatory asset for deferred taxes primarily related to deferred income taxes recoverable through future rates on a historical deferred tax position and the equity component of AFUDC. EQM expects to recover the amortization of the deferred tax position ratably over the corresponding life of the underlying assets that created the difference. Taxes on the equity component of AFUDC and the offsetting deferred income taxes will be collected through rates over the depreciable lives of the long-lived assets to which they relate. The amounts established for deferred taxes were primarily generated before EQM's tax status changed in July 2012 when EQM was included as part of EQT’s consolidated federal tax return.

(b)	Regulatory assets associated with other recoverable costs primarily related to the recovery of storage base gas.

(c)
EQM defers expenses for on-going post-retirement benefits other than pensions which are subject to recovery in approved rates.  The regulatory liability reflects lower cumulative actuarial expenses than the amounts recovered through rates, which could be subject to reimbursement to customers in the next rate case.

(d)
Regulatory liabilities associated with other reimbursable costs primarily related to the storage retainage tracker on the AVC system. EQM defers the monthly over or under recovery of storage retainage gas on the AVC system and annually returns the excess to or recovers the deficiency from customers.

13.         Pension and Other Postretirement Benefit Plans

Neither EQGP nor EQM have employees. Employees of EQT operate EQM’s assets. EQT charges EQM for the payroll and benefit costs associated with these individuals and for retirees of Equitrans. EQT carries the obligations for pension and other employee-related benefits in its financial statements.

Equitrans’ retirees participate in a defined benefit pension plan sponsored by EQT. For the years ended December 31, 2015, 2014 and 2013, EQM reimbursed EQT approximately $0.4 million, $0.2 million and $0.3 million, respectively, for funding of this plan. For the years ended December 31, 2015, 2014 and 2013, EQM was allocated $0.5 million, $0.5 million and $0.1 million, respectively, of the expenses associated with the plan.

EQT terminated the plan effective December 31, 2014 and expects to complete the termination process by the end of 2016. In connection with the termination, EQT will fully fund the defined benefit pension plan by purchasing one or more annuities for participants from an insurance company or other financial institution. EQM will reimburse EQT for its proportionate share of such funding based upon the proportion of the plan’s total liabilities allocable to Equitrans retirees. Such reimbursement, currently expected to be approximately $2.1 million, is not expected to significantly impact EQM's financial condition, results of operations, liquidity or ability to make distributions.

EQM contributes to a defined contribution plan sponsored by EQT. The contribution amount is a percentage of allocated base salary. In 2015, 2014 and 2013, EQM was charged its contribution percentage through the EQT payroll and benefit costs discussed in Note 5.

The individuals who operate EQM’s assets and Equitrans' retirees participate in certain other post-employment benefit plans sponsored by EQT. EQM was allocated $0.1 million and $0.2 million in 2014 and 2013, respectively, of the expenses associated with these plans. There were no allocations in 2015.

EQM recognizes expenses for ongoing post-retirement benefits other than pensions, which are subject to recovery in the approved rates. Expenses recognized by EQM for the years ended December 31, 2015, 2014 and 2013 for ongoing post-retirement benefits other than pensions were approximately $1.2 million each year.

14.      Concentrations of Credit Risk

EQM's transmission and storage and gathering operations provide services to utility and end-user customers located in the northeastern United States. EQM also provides services to customers engaged in commodity procurement and delivery, including large industrial, utility, commercial and institutional customers and certain marketers primarily in the Appalachian and mid-Atlantic regions. For the years ended December 31, 2015, 2014 and 2013, EQT accounted for approximately 73%, 69% and 88%, respectively, of EQM’s total revenues. Additionally for the years ended December 31, 2015 and 2014, one other customer accounted for approximately 14% and 16% of EQM's total revenues, respectively. Other than EQT, no single customer accounted for more than 10% of EQM's total revenues in 2013.

Approximately 42% and 41% of third party accounts receivable balances of $17.1 million and $16.5 million as of December 31, 2015 and 2014, respectively, represent amounts due from marketers. EQM manages the credit risk of sales to marketers by limiting EQM’s dealings to those marketers meeting specified criteria for credit and liquidity strength and by actively monitoring these accounts. EQM may request a letter of credit, guarantee, performance bond or other credit enhancement from a marketer in order for that marketer to meet EQM’s credit criteria. EQM did not experience any significant defaults on accounts receivable during the years ended December 31, 2015, 2014 and 2013.

15.      Commitments and Contingencies

EQM is subject to federal, state and local environmental laws and regulations. These laws and regulations, which are constantly changing, can require expenditures for remediation and in certain instances result in assessment of fines. EQM has established procedures for ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory requirements. The estimated costs associated with identified situations that require remedial action are accrued. However, when recoverable through regulated rates, certain of these costs are deferred as regulatory assets. Ongoing expenditures for compliance with environmental law and regulations, including investments in plant and facilities to meet environmental requirements, have not been material. Management believes that any such required expenditures will not be significantly different in either nature or amount in the future and does not know of any environmental liabilities that will have a material effect on its business, financial condition, results of operations, liquidity or ability to make distributions to EQM unitholders, including EQGP.

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM.  While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings.  EQM accrues legal and other direct costs related to loss contingencies when actually incurred.  EQM has established reserves it believes to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, EQM believes that the ultimate outcome of any matter currently pending against EQM will not materially affect EQM's business, financial condition, results of operations, liquidity or ability to make distributions to EQM unitholders, including EQGP.

See Note 6 for discussion of the MVP Joint Venture guarantee.

16.      Interim Financial Information (Unaudited)

The following table presents a summary of EQGP's operating results by quarter for the years ended December 31, 2015 and 2014.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Thousands, except per unit amounts)
2015
Operating revenues	$154,811	$144,613	$148,789	$165,921
Operating income	112,752	100,358	102,577	120,065
Net income attributable to EQT GP Holdings, LP	$33,934	$28,656	$38,136	$45,201
Net income per limited partner unit: (a)
Basic and diluted	N/A	$0.08	$0.14	$0.17
2014
Operating revenues	$107,908	$109,327	$120,922	$138,390
Operating income	72,617	72,400	81,866	99,829
Net income attributable to EQT GP Holdings, LP	$29,879	$25,282	$25,134	$23,266
Net income per limited partner unit:
Basic and diluted	N/A	N/A	N/A	N/A

(a)	Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding.

17.          Subsequent Events

See Note 6 for discussion of the ConEd Transaction.

The $299 million of borrowings under EQM’s credit facility at December 31, 2015 were repaid on February 8, 2016.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of the EQGP General Partner, including the EQGP General Partner's Principal Executive Officer and Principal Financial Officer, an evaluation of EQGP’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer of the EQGP General Partner concluded that EQGP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, EQGP's internal control over financial reporting.

 Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of EQGP's independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.      Other Information

Not Applicable.

PART III

Unless the context otherwise requires, references to "EQT GP Holdings," "the Partnership," or "EQGP" refer to EQT GP Holdings, LP. EQGP’s general partner is EQT GP Services, LLC (the EQGP General Partner), an indirect wholly owned subsidiary of EQT Corporation (EQT). Unless the context otherwise requires, references to “EQT Midstream Partners” or “EQM” refer to EQT Midstream Partners, LP and its subsidiaries. EQM’s general partner is EQT Midstream Services, LLC, which is a direct wholly owned subsidiary of EQGP (the EQM General Partner). References to "EQT" refer to EQT Corporation and its consolidated subsidiaries, excluding EQGP, the EQGP General Partner, EQM and the EQM General Partner.

Item 10.         Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of EQGP’s General Partner

EQGP is managed and operated by the directors and officers of the EQGP General Partner. Through its ownership and control of the EQGP General Partner, EQT appoints the directors of the EQGP General Partner. Unitholders are not entitled to elect the directors of the EQGP General Partner or directly or indirectly participate in EQGP’s management or operations. The board of directors of the EQGP General Partner (Board) has six directors, of which two members are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a publicly traded limited partnership like EQGP to have a majority of independent directors on the board of directors of its general partner or to establish a compensation or a nominating and corporate governance committee.

Executive officers of the EQGP General Partner manage the day-to-day affairs of EQGP’s business and conduct EQGP’s operations. All of the executive officers of the EQGP General Partner are employees of EQT and devote such portion of their productive time to EQGP’s business and affairs as is required to manage and conduct EQGP’s operations. Pursuant to the terms of the omnibus agreement among EQGP, the EQGP General Partner and EQT, EQGP is required to reimburse EQT for (i) allocated expenses of personnel who perform services for EQGP’s benefit, and (ii) allocated general and administrative expenses. Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence - Agreements between EQGP and EQT - Omnibus Agreement."

The executive officers and directors of the EQGP General Partner as of February 11, 2016 are as follows:

Name	Age	Position with EQT GP Services, LLC
David L. Porges	58	Chairman, President and Chief Executive Officer
Philip P. Conti	56	Director, Senior Vice President and Chief Financial Officer
Kimberly T. Fleming	57	Director
Lewis B. Gardner	58	Director
Steven T. Schlotterbeck	50	Director
Stephen A. Thorington	60	Director
Theresa Z. Bone	52	Vice President, Finance and Chief Accounting Officer

Mr. Porges was appointed as Chairman of the Board and as President and Chief Executive Officer of the EQGP General Partner in January 2015. Mr. Porges has served as the Chairman, President and Chief Executive Officer of the EQM General Partner since January 2012. Mr. Porges is currently the Chairman and Chief Executive Officer of EQT and has held such positions since December 2015. Mr. Porges was Chairman, President and Chief Executive Officer of EQT from May 2011 to December 2015, and President, Chief Executive Officer and director of EQT from April 2010 through May 2011.

Mr. Porges brings extensive business, leadership, management and financial experience, as well as tremendous knowledge of EQGP’s operations, culture and industry, to the Board. Mr. Porges has served in a number of senior management positions with EQT since joining EQT as Senior Vice President and Chief Financial Officer in 1998. He has also served as a member of EQT’s board since May 2002. Prior to joining EQT, Mr. Porges held various senior positions within the investment banking industry and also held several managerial positions with Exxon Corporation (now, Exxon Mobil Corporation, an international oil and gas company). Mr. Porges served on the board of directors of Westport Resources Corp. (an oil and natural gas production company that is now part of Anadarko Petroleum Corporation) from April 2000 through 2004. Mr. Porges' strong financial and industry experience, along with his understanding of EQGP’s and EQM’s business operations and culture, enable Mr. Porges to provide unique and valuable perspectives on most issues facing EQGP and EQM.

Mr. Conti was appointed as a director and as Senior Vice President and Chief Financial Officer of the EQGP
General Partner in January 2015. Mr. Conti has served as a director and as Senior Vice President and Chief Financial Officer of the EQM General Partner since January 2012. Mr. Conti is currently the Senior Vice President and Chief Financial Officer of EQT and has held such position since February 2007. As previously disclosed in a Form 8-K filed with the SEC on August 10, 2015, Mr. Conti has advised the EQGP General Partner and EQT that he intends to retire at the end of 2016. EQT has retained an executive search firm to help identify his successor. Following the appointment of his successor, Mr. Conti is expected to continue to serve as an employee of EQT in some capacity through 2016 to ensure a smooth transition.

     Mr. Conti brings significant energy industry management, finance and corporate development experience to the Board. Since joining EQT in 1996, Mr. Conti has served in a number of finance, business planning and business development senior management positions. From 1992 to 1996, Mr. Conti was Vice President in the natural resources department at The PNC Financial Services Group, Inc. (formerly PNC Bank Corporation). Prior to that, he was a banking officer in the energy and utilities department of Mellon Bank, N.A., and before that, senior production engineer at Tenneco Oil Company. Given his experience as Senior Vice President and Chief Financial Officer of EQT, Mr. Conti has a thorough understanding of EQGP’s and EQM’s capital structure and financing requirements, enabling him to provide leadership to the Board in these areas. Mr. Conti also brings valuable industry financial expertise from his prior role as an energy industry banker, including experience with capital markets transactions.

       Mr. Gardner was appointed as a director of the EQGP General Partner in January 2015. Mr. Gardner has served as a director of the EQM General Partner since January 2012. Mr. Gardner is currently the General Counsel and Vice President, External Affairs of EQT and has held such position since April 2008.

      In his current role with EQT, Mr. Gardner oversees legal and external affairs, which includes the safety and environmental, governmental relations and corporate communications functions. Prior to joining EQT in 2003, Mr. Gardner was a partner in the Houston and Austin, Texas offices of Brown, McCarroll & Oaks Hartline, general counsel to General Glass International Corp., a privately held glass manufacturing and trading company, and senior counsel, employment law with Northrop Grumman Corporation (formerly TRW, Inc.). Mr. Gardner’s experiences enable him to provide insight to the Board with respect to legal and external affairs issues, along with providing valuable perspectives with respect to business management and corporate governance issues.

Ms. Fleming was appointed as a director of the EQGP General Partner in June 2015. Ms. Fleming is currently Chairman, President and Chief Executive Officer of Hefren-Tillotson, Inc. (Hefren-Tillotson), a privately held Pittsburgh-based firm offering financial planning and investment advisory services for individuals, foundations, trusts and qualified retirement plans.  Ms. Fleming has served as President of Hefren-Tillotson since 1996, and in December 2010, was elected Chairman and Chief Executive Officer.

Ms. Fleming’s service as Chief Executive Officer of a financial planning and investment advisory company provides significant senior management, leadership, financial and capital markets experience. Ms. Fleming utilizes her broad business experience to provide valuable insights with respect to general business and management issues facing EQGP.

Mr. Schlotterbeck was appointed as a director of the EQGP General Partner in January 2015. Mr. Schlotterbeck is currently the President and President, Exploration and Production of EQT and has held such position since December 2015. Mr. Schlotterbeck was Executive Vice President and President, Exploration and Production from December 2013 to December 2015 and Senior Vice President and President, Exploration and Production from April 2010 to December 2013.

            Mr. Schlotterbeck brings extensive business, senior management and natural gas industry experience to the Board, having held various senior management and petroleum engineering positions within the energy industry over the past 27 years. Since 2008, Mr. Schlotterbeck has led EQT's production business. In his role, Mr. Schlotterbeck is responsible for, among other things, executing EQT's natural gas production growth strategy. Mr. Schlotterbeck's extensive industry knowledge and senior management experience enables him to bring valuable perspectives regarding the natural gas industry and business management issues.

Stephen A. Thorington was appointed as a director of the EQGP General Partner in April 2015. Mr. Thorington has served as a director of EQT since September 2010. Mr. Thorington served as a director of QRE GP, LLC, the general partner of QR Energy, LP, an oil and natural gas production master limited partnership, from January 2011 through the acquisition of QR Energy, LP by Breitburn Energy Partners LP during November 2014. Mr. Thorington also served as a director of KMG Chemicals, Inc., a diversified chemical company, from May 2007 through December 2014, at which time he retired from the board at the conclusion of his then-current term. Prior to that, Mr. Thorington served as the Executive Vice President and Chief

Financial Officer of Plains Exploration & Production Company, an energy company engaged in the upstream oil and gas business (now part of Freeport-McMoRan Inc.), from September 2002 through April 2006.

Mr. Thorington has significant experience in energy company management, finance and corporate development, as well as natural gas exploration and production. Mr. Thorington has served in a number of senior management positions with energy industry companies and, earlier in his career, held various senior positions within the investment banking industry. Finally, Mr. Thorington has extensive experience on other public company boards, including recent service as a member of audit, compensation, conflicts and nominating and corporate governance committees. Mr. Thorington is able to draw upon these diverse experiences to provide guidance with respect to accounting matters, financial markets and financing transactions, exploration and production operations and investor relations.

       Ms. Bone was appointed as Vice President, Finance and Chief Accounting Officer of the EQGP General Partner in January 2015. Ms. Bone was appointed as the Vice President, Finance and Chief Accounting Officer of the EQM General Partner in October 2013; and from January 2012 to October 2013, Ms. Bone served as Vice President and Principal Accounting Officer of the EQM General Partner. Ms. Bone is currently the Vice President, Finance and Chief Accounting Officer of EQT and has held such position since October 2013. From July 2007 to October 2013, Ms. Bone served as Vice President and Corporate Controller of EQT.

Meetings of Non-Management Directors and Communications with Directors

At least annually, all of the independent directors of the EQGP General Partner meet in executive session without management participation or participation by non-independent directors. Mr. Thorington, as the Chairman of the Audit Committee, serves as the presiding director for such executive sessions. The presiding director may be contacted by mail or courier service c/o EQT GP Services, LLC, 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222, Attn: Presiding Director or by email at presidingdirector@eqtgpservices.com.

Committees of the Board of Directors

The Board has an Audit Committee, which is the Board’s only standing committee. The NYSE does not require a publicly traded limited partnership like EQGP to have a majority of independent directors on the board of directors of its general partner or to establish a compensation or a nominating and corporate governance committee.

 Audit Committee

The EQGP General Partner is required by the NYSE to have an Audit Committee of at least three members and all of the Audit Committee members must meet the independence and experience requirements established by the NYSE and the Exchange Act.

The Audit Committee consists of Messrs. Thorington (Chairman) and Conti and Ms. Fleming. The Board has determined that Mr. Thorington and Ms. Fleming meet the independence requirements established by the NYSE and the Exchange Act and are financially literate. EQT will appoint one additional independent director to the Audit Committee to replace Mr. Conti by May 10, 2016. Additionally, the Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” as such term is defined under the SEC’s regulations. This designation is a disclosure requirement of the SEC related to each Audit Committee member’s experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose upon the Audit Committee members any duties, obligations or liabilities that are greater than those generally imposed on them as members of the Audit Committee and the Board.  As audit committee financial experts, each member of the Audit Committee also has the accounting or related financial management expertise required by the NYSE rules.

The Audit Committee assists the Board in its oversight of the integrity of EQGP’s financial statements and compliance with legal and regulatory requirements and corporate controls. The Audit Committee has the sole authority to retain and terminate EQGP’s independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by EQGP’s independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and qualifications of EQGP’s independent registered public accounting firm.

Governance Principles

EQGP has adopted a code of business conduct and ethics applicable to all directors, officers, employees, and other personnel of EQGP and its subsidiaries, as well as EQGP’s suppliers, vendors, agents, contractors and consultants. The code of business conduct and ethics, along with EQGP’s corporate governance guidelines and Audit Committee charter, are posted on EQGP’s website, www.eqtmidstreampartners.com (accessible under the “Governance” caption of the “Investors” page), and a printed copy of any of these documents will be delivered free of charge on request by writing to the Corporate Secretary of the EQGP General Partner by mail or courier service c/o EQT GP Services, LLC, 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222, Attn: Corporate Secretary. EQGP intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of business conduct and ethics by posting such information on EQGP’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the directors and executive officers of the EQGP General Partner and all persons who beneficially own more than 10% of EQGP’s common units file initial reports of ownership and reports of changes in ownership of EQGP’s common units with the SEC.  As a practical matter, EQGP assists the directors and executive officers of the EQGP General Partner by monitoring transactions and completing and filing Section 16 reports on their behalf.

 Based solely upon EQGP’s review of copies of filings or written representations from the reporting persons, EQGP believes that all reports for the executive officers and directors of the EQGP General Partner and persons who beneficially own more than 10% of EQGP’s common units that were required to be filed under Section 16(a) of the Exchange Act in 2015 were filed on a timely basis.

Item 11.         Executive Compensation

Compensation Discussion and Analysis

Because EQGP’s only cash-generating assets are partnership interests in EQM, EQGP expects that the executive officers of the EQGP General Partner, who are also executive officers of the EQM General Partner, will devote more of their time to EQM's business, as compared to EQGP’s business.  Neither the EQGP General Partner nor EQM General Partner directly employs any of the persons responsible for managing their respective business. Rather, EQT employs all of the individuals who service EQGP’s and EQM's businesses, including the executive officers of the EQGP General Partner and EQM General Partner, and these individuals devote such portion of their productive time to EQGP’s and EQM's businesses and affairs as is required to manage and conduct EQGP’s and EQM's respective operations.

Neither EQGP nor the EQGP General Partner has a compensation committee. All decisions as to the compensation of the executive officers of the EQGP General Partner are made by the Management Development and Compensation Committee of the Board of Directors of EQT (the EQT MDC Committee). Therefore, neither EQGP nor the EQGP General Partner have any policies or programs relating to compensation, and neither EQGP nor the EQGP General Partner make decisions relating to such compensation, though from time to time the Board of Directors of the EQGP General Partner may be asked to approve awards granted under the EQT GP Services, LLC 2015 Long-Term Incentive Plan. We would expect such awards to be previously approved by the EQT MDC Committee as part of the executive’s total EQT compensation. None of the executive officers of the EQGP General Partner have employment agreements with the EQGP General Partner or EQGP or are otherwise specifically compensated for their service as an executive officer of the EQGP General Partner.

EQGP and EQM reimburse EQT for all salaries and related benefits and expenses for the employees of EQT who provide services to EQGP and EQM, respectively, pursuant to the terms of EQGP’s and EQM’s respective omnibus agreements. Please read "Certain Relationships and Related Transactions-Agreements between EQGP and EQT-Omnibus Agreement" and "Certain Relationships and Related Transactions-Agreements between EQM and EQT-Omnibus Agreement."

The following discussion relates to the compensation of the executive officers of the EQM General Partner, who, other than Mr. Crawford, are also executive officers of the EQGP General Partner. The compensation described is the compensation paid to such individuals by EQT for their services to EQT, the EQGP General Partner and the EQM General Partner.

A discussion of EQT's compensation policies and programs as they apply to Ms. Bone is set forth in EQM's annual report on Form 10-K for the year ended December 31, 2015 (EQM's 2015 Annual Report) and to Messrs. Porges, Conti and Crawford will be set forth in EQT’s Proxy Statement for its 2016 Annual Shareholders Meeting (EQT’s 2016 Proxy Statement). Accordingly, please see EQM's 2015 Annual Report for the Compensation Discussion and Analysis with respect to the named executive officers of the EQM General Partner and EQT’s 2016 Proxy Statement for the Compensation Discussion and Analysis with respect to the named executive officers of EQT.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The board of directors of EQT GP Services, LLC:

David L. Porges
Philip P. Conti
Lewis B. Gardner
Steven T. Schlotterbeck
Kimberly T. Fleming
Stephen A. Thorington

Compensation Tables

The Summary Compensation Table below reflects the total compensation of the principal executive officer, principal financial officer and the two other executive officers of the EQM General Partner who were serving as executive officers at the end of 2015 (the named executive officers) for services rendered to all EQT-related entities, including EQM, the EQM General Partner, EQGP, the EQGP General Partner and EQT. The compensation information set forth in this Item 11, “Executive Compensation,” was provided by EQT.

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN COMPENSATION	ALL OTHER COMPENSATION	TOTAL
		($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	($)
David L. Porges President and Chief Executive Officer	2015	850,000	1,000,000	6,690,025	1,072,610	2,100,000	393,613	12,106,248
	2014	850,000	—	4,169,644	1,059,100	2,275,000	400,156	8,753,900
	2013	882,693	—	2,649,147	1,544,928	2,500,000	345,305	7,922,073
Philip P. Conti Senior Vice President and Chief Financial Officer	2015	426,516	500,000	2,517,402	403,970	780,000	183,881	4,811,769
	2014	404,846	—	1,843,334	469,475	840,000	178,022	3,735,677
	2013	415,385	—	900,531	525,008	950,000	157,523	2,948,447
Theresa Z. Bone Vice President, Finance and Chief Accounting Officer	2015	297,116	100,000	1,069,614	173,130	255,000	63,779	1,958,639
	2014	285,000	—	1,026,173	—	275,000	59,481	1,645,654
Randall L. Crawford Executive Vice President and Chief Operating Officer	2015	460,905	500,000	2,936,499	471,630	900,000	200,457	5,469,491
	2014	448,461	—	2,150,834	547,350	962,500	204,558	4,313,703
	2013	459,000	—	1,263,199	737,352	1,100,000	171,235	3,730,786

(1)   Each named executive officer’s annual base salary is paid over 26 equal pay periods each year.  Due to the timing of EQT’s bi-weekly pay cycle, 2013 contained 27 pay dates, while 2014 and 2015 each contained the standard 26 pay dates.

(2)   This column reflects the total amount of each named executive officer’s bonus award in connection with the initial public offering of common units of EQGP.  See “2015 Special Award” under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below for further discussion of the 2015 Special Award.

(3)   This column reflects the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 for performance units granted in the applicable year under the 2013 Incentive PSU Program, the 2014 Incentive PSU Program, the 2015 Incentive PSU Program, and, in the case of Ms. Bone, the 2014 VDPSU (each as defined and described under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below), using the assumptions described below. Pursuant to SEC rules, the amounts shown in the Summary Compensation Table for awards subject to performance conditions are based on the probable outcome as of the date of grant and exclude the impact of estimated forfeitures.

The 2013 Incentive PSU Program is a three-year program that provides EQT stock-based awards. Each named executive officer for whom compensation is reported for 2013 was granted an award under the 2013 Incentive PSU Program on January 1, 2013. The vesting and payment of the awards is expected to occur in the first quarter of 2016. The performance period for the 2013 Incentive PSU Program was January 1, 2013 through December 31, 2015. The grant date fair values of the awards were: $2,649,147 for Mr. Porges; $900,531 for Mr. Conti; and $1,263,199 for Mr. Crawford. The grant date fair values were computed by multiplying the number of units awarded to each applicable named executive officer (23,740 for Mr. Porges; 8,070 for Mr. Conti; and 11,320 for Mr. Crawford) by $111.59, the grant date fair value of each unit calculated using a Monte Carlo pricing model with the following assumptions: (i) risk-free rate of return: 0.36%; (ii) dividend yield: 0.72%; (iii) volatility: 32.97%; and (iv) term: three years. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these awards would have been: $3,323,600 for Mr. Porges; $1,129,800 for Mr. Conti; and $1,584,800 for Mr. Crawford.

The 2014 Incentive PSU Program is a three-year program that provides EQT stock-based awards. Each named executive officer was granted an award under the 2014 Incentive PSU Program on January 1, 2014. The performance period for the 2014 Incentive PSU Program is January 1, 2014 through December 31, 2016. The grant date fair values of the awards were: $4,169,644 for Mr. Porges; $1,843,334 for Mr. Conti; $494,675 for Ms. Bone; and $2,150,834 for Mr. Crawford. The grant date fair values were computed by multiplying the number of units awarded to each named executive officer (24,950 for Mr. Porges; 11,030 for Mr. Conti; 2,960 for Ms. Bone; and 12,870 for Mr. Crawford) by $167.12, the grant date fair value of each unit calculated using a Monte Carlo pricing model with the following assumptions: (i) risk-free rate of return: 0.78%; (ii) dividend yield: 0.46%; (iii) volatility: 31.38%; and (iv) term: three years. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these awards would have been: $5,241,247 for Mr. Porges; $2,317,072 for Mr. Conti; $621,807 for Ms. Bone; and $2,703,601 for Mr. Crawford.

The 2015 Incentive PSU Program is a three-year program that provides EQT stock-based awards. Each named executive officer was granted an award under the 2015 Incentive PSU Program on January 1, 2015. The performance period for the 2015 Incentive PSU Program is January 1, 2015 through December 31, 2017. The grant date fair values of the awards were: $6,690,025 for Mr. Porges; $2,517,402 for Mr. Conti; $1,069,614 for Ms. Bone; and $2,936,499 for Mr. Crawford. The grant date fair values were computed by multiplying the number of units awarded to each named executive officer (47,410 for Mr. Porges; 17,840 for Mr. Conti; 7,580 for Ms. Bone; and 20,810 for Mr. Crawford) by $141.11, the grant date fair value of each unit calculated using a Monte Carlo pricing model with the following assumptions: (i) risk-free rate of return: 1.10%; (ii) dividend yield: 0.53%; (iii) volatility: 27.45%; and (iv) term: three years. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these awards would have been: $8,406,267 for Mr. Porges; $3,163,210 for Mr. Conti; $1,344,010 for Ms. Bone; and $3,689,821 for Mr. Crawford.

The 2014 VDPSU is a two-year program that provides EQT stock-based awards. Ms. Bone was granted an award under the 2014 VDPSU on January 1, 2014. No other named executive officer participates in the 2014 VDPSU. Fifty percent of the confirmed performance awards under the 2014 VDPSU vested on payment on February 12, 2015, and the remainder of the confirmed performance awards are expected to vest and be paid out in the first quarter of 2016. The performance period for the 2014 VDPSU was January 1, 2014 through December 31, 2014. The grant date fair value of the award was $531,498. The grant date fair value was computed by multiplying (i) the number of target units awarded to Ms. Bone (2,960) by (ii) $89.78, the closing stock price of EQT’s common stock on the date prior to the date of grant, by (iii) 2.0, the assumed performance multiple. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair value of this award would have been $797,246.

See “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below for further discussion of the 2013 Incentive PSU Program, the 2014 Incentive PSU Program, the 2015 Incentive PSU Program and the 2014 VDPSU.

(4)   This column reflects the grant date fair values of EQT stock option awards granted on January 1, 2013, January 1, 2014 and January 1, 2015.

The grant date fair values of the 2013 EQT stock option awards were calculated by multiplying the number of shares underlying options awarded to the applicable named executive officer (92,400 for Mr. Porges; 31,400 for Mr. Conti; and 44,100 for Mr. Crawford) by $16.72, the grant date fair value of each option calculated using a Black-Scholes option pricing model with the following assumptions: (i) risk-free rate of return: 0.76%; (ii) dividend yield: 0.22%; (iii) volatility factor: 31.69%; and (iv) expected term: five years.

The grant date fair values of the 2014 EQT stock option awards were calculated by multiplying the number of shares underlying options awarded to the applicable named executive officer (47,600 for Mr. Porges; 21,100 for Mr. Conti; and 24,600 for Mr. Crawford) by $22.25, the grant date fair value of each option calculated using a Black-Scholes option pricing model with the following assumptions: (i) risk-free rate of return: 1.72%; (ii) dividend yield: 0.15%; (iii) volatility factor: 24.80%; and (iv) expected term: five years.

The grant date fair values of the 2015 EQT stock option awards were calculated by multiplying the number of shares underlying options awarded to the applicable named executive officer (53,900 for Mr. Porges; 20,300 for Mr. Conti; 8,700 for Ms. Bone; and 23,700 for Mr. Crawford) by $19.90, the grant date fair value of each option calculated using a Black-Scholes option pricing model with the following assumptions: (i) risk-free rate of return: 1.66%; (ii) dividend yield: 0.12%; (iii) volatility factor: 30.12%; and (iv) expected term: five years.

See “Option Awards - EQT 2013 Options”, “Option Awards - EQT 2014 Options” and “Option Awards - EQT 2015 Options” under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below for further discussion of the EQT 2013, 2014 and 2015 options.

(5)   This column reflects the dollar value of annual incentive compensation earned under the Executive STIP (as defined and described under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below) for the applicable plan year. The awards were paid to the named executive officers in cash in the first quarter of the following year. For the 2013 plan year, the Executive STIP awards for Messrs. Porges, Conti and Crawford included transaction recognition components for the completion of significant business transactions during 2013, including EQT’s sale of Equitable Gas Company, LLC, in the following amounts: $200,000 for Mr. Porges; $100,000 for Mr. Conti; and $100,000 for Mr. Crawford. See “Non-Equity Incentive Plan Compensation - EQT Executive Short-Term Incentive Plan (Executive STIP)” under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below for further discussion of the Executive STIP for the 2015 plan year.

(6)   This column includes the dollar value of premiums paid by EQT for group life, accidental death and dismemberment insurance, EQT’s contributions to the 401(k) plan and the 2006 Payroll Deduction and Contribution Program and perquisites. For 2015, these amounts were as follows:

	INSURANCE	401(K) CONTRIBUTIONS	2006 PAYROLL DEDUCTION AND CONTRIBUTION PROGRAM	PERQUISITES (SEE BELOW)	TOTAL
NAME	($)	($)	($)	($)	($)
David L. Porges	2,448	23,850	302,900	64,415	393,613
Philip P. Conti	1,244	23,850	106,936	51,851	183,881
Theresa Z. Bone	864	23,850	—	39,065	63,779
Randall L. Crawford	1,336	23,850	123,506	51,765	200,457

Once 401(k) contributions for Messrs. Porges, Conti and Crawford reach the maximum level permitted under the 401(k) plan or by regulation, EQT contributions are continued on an after-tax basis under the 2006 Payroll Deduction and Contribution Program through an annuity program offered by Fidelity Investments Life Insurance Co. Each year, EQT also contributes an amount equal to 11% of the annual incentive awards for each of Messrs. Porges, Conti and Crawford to such program.

The perquisites EQT provided to each named executive officer in 2015 are itemized below:

	CAR ALLOWANCE	COUNTRY AND DINING CLUB ANNUAL DUES	FINANCIAL PLANNING	PARKING	PHYSICAL	OTHER	TOTAL PERQUISITES
NAME	($)	($)	($)	($)	($)	($)	($)
David L. Porges	9,180	15,922	13,500	2,280	15,200	8,333	64,415
Philip P. Conti	9,060	10,311	15,000	2,280	15,200	—	51,851
Theresa Z. Bone	9,060	10,125	10,000	2,280	7,600	—	39,065
Randall L. Crawford	9,060	13,142	11,350	2,280	7,600	8,333	51,765

The car allowance is an amount paid to the executive intended to cover the annual cost of acquiring, maintaining and insuring a car. The entire cost of country and dining club dues has been included in the table although EQT believes that only a portion of the cost represents a perquisite. Financial planning is the actual cost to EQT of providing to each executive financial planning and tax preparation services. The physical is the actual cost to EQT for providing the executive physical benefit, which includes preferred access to healthcare professionals and related services for each named executive officer and his or her spouse. The other column reflects the actual cost to EQT in connection with travel assistance services procured by EQT for the benefit of Messrs. Porges and Crawford and their families. The named executive officers may use two tickets purchased by EQT to attend up to four sporting or other events when such tickets are not otherwise being used for business purposes. The costs of such tickets used for personal purposes are considered de minimis by EQT and are not included as perquisites in the Summary Compensation Table because there are no incremental costs to EQT associated with such use.

2015 Grants of Plan-Based Awards Table

				ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER OPTION AWARDS; NUMBER OF SECURITIES UNDERLYING OPTIONS	EXERCISE OR BASE PRICE OF OPTION AWARDS	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS
NAME	TYPE OF AWARD	GRANT DATE	APPROVAL DATE	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM
	(1)			($)	($) (2)	($) (2)	(#)	(#) (3)	(#) (3)	(#)	($/SH)	($)
David L. Porges	PSU	1/1/2015	12/2/2014	—	—	—	—	47,410	142,230	—	—	6,690,025
	ESTIP	—	—	—	850,000	5,000,000	—	—	—	—	—	—
	SO	1/1/2015	12/2/2014	—	—	—	—	—	—	53,900	75.70	1,072,610
Philip P. Conti	PSU	1/1/2015	12/2/2014	—	—	—	—	17,840	53,520	—	—	2,517,402
	ESTIP	—	—	—	320,000	5,000,000	—	—	—	—	—	—
	SO	1/1/2015	12/2/2014	—	—	—	—	—	—	20,300	75.70	403,970
Theresa Z. Bone	PSU	1/1/2015	12/2/2014	—	—	—	—	7,580	22,740	—	—	1,069,614
	ESTIP	—	—	—	135,000	5,000,000	—	—	—	—	—	—
	SO	1/1/2015	12/2/2014	—	—	—	—	—	—	8,700	75.70	173,130
Randall L. Crawford	PSU	1/1/2015	12/2/2014	—	—	—	—	20,810	62,430	—	—	2,936,499
	ESTIP	—	—	—	385,000	5,000,000	—	—	—	—	—	—
	SO	1/1/2015	12/2/2014	—	—	—	—	—	—	23,700	75.70	471,630

(1)	Type of Award:
PSU      =     2015 Incentive PSU Program Awards
ESTIP =    Executive STIP for the 2015 Plan Year
SO      =     Stock Options

(2) These columns reflect the annual incentive award target and maximum amounts payable under the Executive STIP for the 2015 plan year. Under the Executive STIP, a formula based on adjusted 2015 EQT EBITDA compared to EQT’s business plan establishes the maximum payment from which the EQT MDC Committee typically exercises its discretion downward in determining the actual payment. The payout amounts could range from no payment, to the percentage of base salary identified as the target annual incentive award (target), to $5 million (maximum). See “Non-Equity Incentive Plan Compensation - EQT Executive Short-Term Incentive Plan (Executive STIP)” under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below for further discussion of the Executive STIP for the 2015 plan year.

(3) These columns reflect the target and maximum number of units payable under the 2015 Incentive PSU Program. Under the 2015 Incentive PSU Program, the performance measures are EQT’s total shareholder return (TSR) over the period January 1, 2015 through December 31, 2017, as ranked among the comparably measured TSR of the applicable peer group, and EQT’s production sales volume growth. The payout amounts for the 2015 Incentive PSU Program could range from 0% of units granted, to 100% of units granted (target), to 300% of units granted (maximum), dependent upon the satisfaction of the performance measures over the performance period. See “Stock Awards - EQT 2015 Executive Performance Incentive Plan (2015 Incentive PSU Program)” under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below for further discussion of the 2015 Incentive PSU Program.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND 2015 GRANTS OF PLAN-BASED AWARDS TABLE

Set forth below is a discussion of the material elements of compensation paid to our named executive officers as reflected in the Summary Compensation Table and the 2015 Grants of Plan-Based Awards Table. This discussion should be read in conjunction with the Summary Compensation Table and the 2015 Grants of Plan-Based Awards Table above.

Base Salary

The base salary for each named executive officer reflected in the Summary Compensation Table above is the base salary actually earned and reflects a proportionate amount of any increase made during the applicable year.

Non-Equity Incentive Plan Compensation - EQT Executive Short-Term Incentive Plan (Executive STIP)

Before or at the start of each year, the EQT MDC Committee establishes the performance measure for determining awards under the Executive STIP. This performance measure establishes the maximum annual incentive award that the EQT MDC Committee may approve as “performance-based compensation” for tax purposes pursuant to Code Section 162(m)

subject to the shareholder approved individual limit set forth in the Executive STIP but does not set an expectation for the amount of annual incentive that will actually be paid. The EQT MDC Committee is permitted to exercise, and has generally exercised, downward discretion in determining the actual payout under the annual incentive plan. The EQT MDC Committee may not exercise upward discretion. The performance measure approved for the Executive STIP for the 2015 plan year was EQT’s 2015 EBITDA calculated using a fixed natural gas price of $4.00 per Mcfe, normalized for weather and excluding the effects of acquisitions and dispositions greater than $100 million (adjusted 2015 EQT EBITDA), compared to EQT’s 2015 business plan as follows:

ADJUSTED 2015 EQT EBITDA COMPARED TO BUSINESS PLAN	PERCENTAGE OF ADJUSTED 2015 EQT EBITDA AVAILABLE FOR ALL EQT EXECUTIVE OFFICER 2015 ANNUAL INCENTIVE AWARDS
At or above plan	2%
5% below plan	1.5%
25% below plan	1%
Greater than 25% below plan	No bonus

The percentage of adjusted 2015 EQT EBITDA available for all executive officer annual incentives was interpolated between levels and capped at 2%. Actual adjusted 2015 EQT EBITDA of $1,832 million exceeded plan by approximately 17%, which allowed the EQT MDC Committee to award annual incentives to EQT’s executive officers in an aggregate amount of $36.6 million, subject to a $5 million cap per executive officer. The EQT MDC Committee exercised its discretion to pay each named executive officer a lesser amount based on the individual’s 2015 target award and 2015 performance on EQT, business unit and individual value drivers.

The Executive STIP provides that the annual awards will be paid in cash, subject to EQT MDC Committee discretion to pay in equity. The EQT MDC Committee typically considers settling awards in equity rather than cash only when an executive has not satisfied the applicable equity ownership guidelines.

Stock Awards - EQT Midstream Partners, LP Total Return Program (EQM TR Program)

Performance awards under the EQM TR Program, a program adopted under EQT’s 2009 Long-Term Incentive Plan and the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan, were granted on July 2, 2012.

The performance measure for the program was EQM total unitholder return of at least 10%, measured from June 27, 2012, the date of EQM’s IPO, through December 31, 2015 (subject to quarterly extensions in the event the performance measure had not been achieved).

The payout opportunity under the EQM TR Program ranged from:

•	no payout if the total unitholder return was less than 10% over the performance period; or

•	target payout if the total unitholder return equaled or exceeded 10% over the performance period.

The performance period for the EQM TR Program ended on December 31, 2015. The awards (including accrued distributions) are expected to vest and be distributed in EQM common units at a 1.0X payout multiple in the first quarter of 2016.

Stock Awards - EQT 2013 Executive Performance Incentive Plan (2013 Incentive PSU Program)

Awards under the 2013 Incentive PSU Program were granted on January 1, 2013. Each named executive officer for whom compensation is reported for 2013 was granted an award under the 2013 Incentive PSU Program.

The performance measures for the 2013 Incentive PSU Program are:

•	EQT’s TSR over the period January 1, 2013 through December 31, 2015, as ranked among the comparably measured TSR of the applicable peer group; and

•
cumulative cash flow per share, which is the aggregate net cash provided by operating activities excluding changes in other assets and liabilities during the performance period, adjusted to reflect a fixed natural gas price of $2.79 per Mcf, divided by the average diluted common shares outstanding for each year in the performance period.

The payout opportunity under the 2013 Incentive PSU Program ranged from:

•	no payout if EQT was one of the nine lowest-ranking companies in the applicable peer group as to TSR and had cumulative cash flow per share over the performance period of less than $16.59;

•	to target payout if EQT ranked seventeenth to fourteenth in the applicable peer group as to TSR and had cumulative cash flow per share over the performance period equal to $18.30;

•
to three times the target award if EQT was one of the four highest-ranking companies in the applicable peer group as to TSR and had cumulative cash flow per share over the performance period of at least $24.15.

The performance period for the 2013 Incentive PSU Program ended on December 31, 2015, with EQT having achieved a TSR of negative 13%, resulting in a ranking of twelfth in the applicable peer group, and cumulative cash flow per share of $28.83.  The awards (including accrued dividends) are expected to vest and be distributed in shares of EQT common stock at a 2.4X payout multiple in the first quarter of 2016.

Stock Awards - EQT 2014 Executive Performance Incentive Plan (2014 Incentive PSU Program)

Awards under the 2014 Incentive PSU Program were granted on January 1, 2014. Each named executive officer was granted an award under the 2014 Incentive PSU Program.

The performance measures for the 2014 Incentive PSU Program are:

•	EQT’s TSR over the period January 1, 2014 through December 31, 2016, as ranked among the comparably measured TSR of the applicable peer group; and

•	compound annual production sales volume growth over the performance period.

The payout opportunity under the 2014 Incentive PSU Program ranges from:

•	no payout if EQT is one of the nine lowest-ranking companies in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period of less than 0%;

•	to target payout if EQT ranks seventeenth to fourteenth in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period equal to 10%;

•
to three times the target award if EQT is one of the four highest-ranking companies in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period of at least 30%.

If earned, the share units are expected to be distributed in shares of EQT common stock equal to the target award (including accrued dividends) multiplied by the applicable payout multiple.

Stock Awards - EQT 2014 Value Driver Performance Award Program (2014 VDPSU)

Awards under the 2014 VDPSU were granted on January 1, 2014. Ms. Bone was the only named executive officer awarded performance awards under the 2014 VDPSU. The performance measure for the 2014 VDPSU was adjusted 2014 EQT EBITDA compared to EQT’s 2014 business plan.

The payout opportunity under the 2014 VDPSU was:

•	no payment if the adjusted 2014 EQT EBITDA was less than EQT’s business plan; or

•
three times the number of target awards granted if the adjusted 2014 EQT EBITDA equaled or exceeded EQT’s business plan, subject to the EQT MDC Committee’s discretion to determine that a lower performance multiple applied. In exercising its discretion, the EQT MDC Committee was to consider and be guided by performance on EQT, business unit and individual value drivers.

Adjusted 2014 EQT EBITDA was $1,693 million, which satisfied the threshold performance goal and allowed the EQT MDC Committee to confirm performance awards equal to 3.00X Ms. Bone’s target award. The EQT MDC Committee exercised downward discretion and confirmed Ms. Bone's award of 6,850 units under the 2014 VDPSU. Fifty-percent of the confirmed performance awards (including accrued dividends) were distributed in cash on February 12, 2015, and the remainder are expected to vest and be distributed in cash in the first quarter of 2016, contingent upon continued employment with EQT on such date. Adjusted 2014 EQT EBITDA along with a reconciliation thereof was set forth in Appendix B of EQT's 2015 Proxy Statement.

Stock Awards - EQT 2015 Executive Performance Incentive Plan (2015 Incentive PSU Program)

Awards under the 2015 Incentive PSU Program were granted on January 1, 2015. Each named executive officer was granted an award under the 2015 Incentive PSU Program.

The performance measures for the 2015 Incentive PSU Program are:

•	EQT’s TSR over the period January 1, 2015 through December 31, 2017, as ranked among the comparably measured TSR of the applicable peer group; and

•	compound annual production sales volume growth over the performance period.

The payout opportunity under the 2015 Incentive PSU Program ranges from:

•	no payout if EQT is one of the nine lowest-ranking companies in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period of less than 0%;

•	to target payout if EQT ranks seventeenth to fourteenth in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period equal to 6.4%;

•
to three times the target award if EQT is one of the four highest-ranking companies in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period of at least 26.4%.

If earned, the share units are expected to be distributed in shares of EQT common stock equal to the target award (including accrued dividends) multiplied by the applicable payout multiple.

See Item 12, “Securities Authorized for Issuance under Equity Compensation Plans” below for a discussion of the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan.

Option Awards - EQT 2013 Options

The 2013 options for EQT common stock were awarded on January 1, 2013 with an exercise price of $58.98. The options expire on January 1, 2023 and vested as follows: 50% on January 1, 2014 and 50% on January 1, 2015.

Option Awards - EQT 2014 Options

The 2014 options for EQT common stock were awarded on January 1, 2014 with an exercise price of $89.78. The options expire on January 1, 2024 and vest on January 1, 2017, contingent upon continued employment with EQT on such date.

Option Awards - EQT 2015 Options

The 2015 options for EQT common stock were awarded on January 1, 2015 with an exercise price of $75.70. The options expire on January 1, 2025 and vest on January 1, 2018, contingent upon continued employment with EQT on such date.

2015 Special Award

In connection with the initial public offering of EQGP common units in May 2015, the named executive officers (and other long-term incentive eligible employees as well as directors of EQT and EQGP) were offered the opportunity to purchase EQGP common units through the directed unit program (DUP) associated with EQGP’s initial public offering.  In order to recognize the efforts of the named executive officers in connection with the offering and to encourage their personal investment in EQGP, each named executive officer was eligible to receive from EQT a limited cash award to be used by the named executive officer to match his or her purchase of EQGP units.  Each named executive officer participated and benefited to the maximum amount approved for him or her.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects all outstanding equity awards as of December 31, 2015, including equity awards of both EQT and EQM. There were no outstanding EQGP equity awards to executive officers as of December 31, 2015.

OPTION AWARDS					EQUITY AWARDS
	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE	OPTION EXERCISE PRICE	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED
	(#)	(#) (1)	($)		(#) (2)	($) (3)	(#) (4)	($) (5)
David L. Porges	76,700	—	44.84	1/1/2018	—	—	42,223	3,186,148
	105,800	—	54.79	1/1/2022	—	—	71,535	3,729,120
	92,400	—	58.98	1/1/2023	—	—	75,063	3,913,034
	—	47,600	89.78	1/1/2024	—	—	142,464	7,426,648
	—	53,900	75.70	1/1/2025	—	—	—	—

Philip P. Conti	32,400	—	54.79	1/1/2022	—	—	5,962	449,893
	31,400	—	58.98	1/1/2023	—	—	24,318	1,267,697
	—	21,100	89.78	1/1/2024	—	—	33,183	1,729,830
	—	20,300	75.70	1/1/2025	—	—	53,607	2,794,533

Theresa Z. Bone	5,000	—	44.84	1/1/2018	1,004	52,360	2,194	165,559
	—	8,700	75.70	1/1/2025	3,435	179,057	4,008	208,937
	—	—	—	—	—	—	8,904	464,166
	—	—	—	—	—	—	22,776	1,187,313
Randall L. Crawford	21,400	—	43.92	1/1/2017	—	—	14,496	1,093,868
	38,500	—	44.84	1/1/2018	—	—	34,110	1,778,154
	44,800	—	54.79	1/1/2022	—	—	38,721	2,018,526
	44,100	—	58.98	1/1/2023	—	—	62,532	3,259,793
	—	24,600	89.78	1/1/2024	—	—	—	—
	—	23,700	75.70	1/1/2025	—	—	—	—

(1)
The options reflected in this column are EQT options which vest according to the following schedule: of the options expiring in 2024, 100% will vest on January 1, 2017 and of the options expiring in 2025, 100% will vest on January 1, 2018. The vesting of option awards may accelerate. See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, a revised vesting schedule and circumstances under which the vesting of an award will accelerate.

(2)
This column reflects Ms. Bone’s (i) unvested EQT restricted stock award (including accrued dividends) and (ii) outstanding performance awards (including accrued dividends) under the 2014 VDPSU. Ms. Bone’s restricted stock award was granted on January 31, 2013 and vested on January 31, 2016. Ms. Bone’s performance awards under the 2014 VDPSU were confirmed by the EQT MDC Committee in the first quarter of 2015, 50% of the confirmed performance awards vested and were paid out in cash in the first quarter of 2015 and the remainder of the performance awards vest upon payment which is expected to occur in the first quarter of 2016, contingent upon Ms. Bone’s continued employment with EQT on the payment date. In the event of a change of control of EQT prior to vesting, the vesting of the restricted stock award and the performance awards under the 2014 VDPSU would have accelerated. See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, circumstances under which the vesting of the awards would have accelerated.

(3)
This column reflects the payout values at December 31, 2015 of Ms. Bone’s unvested EQT restricted stock award (including accrued dividends) and unvested performance awards under the 2014 VDPSU (including accrued dividends), determined by multiplying the number of shares or units, as applicable, shown in the previous column by $52.13, the closing price of EQT’s common stock on December 31, 2015.  The actual payout under the restricted stock award is dependent upon the EQT stock price upon vesting.

(4)
This column reflects performance units awarded but that had not yet vested at December 31, 2015 pursuant to the EQM TR Program, the 2013 Incentive PSU Program, the 2014 Incentive PSU Program and the 2015 Incentive PSU Program for each of the named executive officers (including accrued dividends for the 2013 Incentive PSU Program, the 2014 Incentive PSU Program, and the 2015 Incentive PSU Program and accrued distributions for the EQM TR Program). The number of performance units under the 2013 Incentive PSU Program, the 2014 Incentive PSU Program, and the 2015 Incentive PSU Program reflects maximum award levels because, through December 31, 2015, payout was projected above the target level for each program. The number of performance units under the EQM TR Program reflects target award levels based upon EQM’s total unitholder return through December 31, 2015. Awards under the 2014 Incentive PSU Program and the 2015 Incentive PSU Program do not vest until payment following the end of the respective performance periods. Awards under the EQM TR Program and the 2013 Incentive PSU Program are expected to vest and be distributed in the first quarter of 2016, contingent upon the executive's continued employment with EQT on the payment date. In the event of a change of control of EQT prior to vesting, the vesting of the awards under the EQM TR Program, the 2013 Incentive PSU Program, the 2014 Incentive PSU Program and the 2015 Incentive PSU Program may accelerate. See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, circumstances under which the vesting of an award will accelerate.

(5)
This column reflects the payout values at December 31, 2015 of unearned performance units granted under the EQM TR Program, the 2013 Incentive PSU Program, the 2014 Incentive PSU Program and the 2015 Incentive PSU Program for each of the named executive officers (including accrued dividends for the 2013 Incentive PSU Program, the 2014 Incentive PSU Program and the 2015 Incentive PSU Program and accrued distributions for the EQM TR Program). The payout values are determined by multiplying the number of units as shown in the previous column by $52.13, the closing price of EQT’s common stock on December 31, 2015 (or, for the EQM TR Program, by $75.46, the closing price of EQM’s common units on December 31, 2015). The actual payout values under the 2013 Incentive PSU Program, the 2014 Incentive PSU Program and the 2015 Incentive PSU Program will depend upon, among other things, EQT’s actual performance through, and the EQT stock price at the end of, the applicable performance periods. The actual payout values under the EQM TR Program will depend upon, among other things, EQM’s common unit price on the payment date.

Option Exercises and Stock Vested

The following table reflects the EQT stock options exercised by the named executive officers during 2015 and the named executive officers’ EQT performance awards that vested during 2015. No other equity awards of EQT, EQGP or EQM were exercised or vested during 2015.

	OPTION AWARDS		STOCK AWARDS
	NUMBER OF EQT SHARES ACQUIRED ON EXERCISE	VALUE REALIZED ON EXERCISE	NUMBER OF EQT SHARES ACQUIRED ON VESTING	VALUE REALIZED ON VESTING
NAME	(#)	($) (1)	(#) (2)	($) (3)
David L. Porges	134,000	6,398,816	110,500	9,014,612
Philip P. Conti	28,300	1,303,781	33,795	2,756,988
Theresa Z. Bone	—	—	13,449	1,073,703
Randall L. Crawford	87,000	2,254,718	46,795	3,817,530

(1)
The value realized on exercise is calculated as the difference between the market price of the shares of EQT common stock underlying the options at exercise and the applicable exercise price of those options.

(2)
This column reflects the aggregate number of performance awards (including accrued dividends) under the 2012 Executive Performance Incentive Plan (2012 Incentive PSU Program) for each of the named executive officers that vested in 2015.  For Ms. Bone, this column also reflects the aggregate number of performance awards (including accrued dividends) under the EQT Corporation 2013 Value Driver Award Program (2013 VDPSU) and the 2014 VDPSU that vested in 2015. The performance awards (including accrued dividends) under the 2012 Incentive PSU Program vested and were distributed in EQT common stock on February 19, 2015. Fifty-percent of the performance awards confirmed by the EQT MDC Committee under the 2013 VDPSU (the second and final tranche) vested and were distributed in EQT common stock on February 12, 2015.  Fifty-percent of the performance awards confirmed by the EQT MDC Committee under the 2014 VDPSU (the first tranche) vested and were distributed in cash on February 12, 2015.

(3)
This column reflects the value realized upon the vesting of performance awards (including accrued dividends) in 2015 under the 2012 Incentive PSU Program for each of the named executive officers and under the 2013 VDPSU and the 2014 VDPSU for Ms. Bone.  The value realized on vesting is calculated based on the number of performance awards that vested and the closing price of EQT common stock on the applicable vesting dates.

Retirement Benefits

The executive officers of the EQM General Partner participate in employee benefit plans and arrangements sponsored by EQT.  Neither EQM nor the EQM General Partner currently offers any deferred compensation program or any supplemental executive retirement plan to any of the executive officers of the EQM General Partner.  EQT provides full discussion of its plans and arrangements in its filings with the SEC, including its annual proxy statement relating to the annual meeting of the shareholders of EQT, which filings are available on the SEC’s website at www.sec.gov and on EQT’s website at www.EQT.com on the “SEC Filings” page under the “Investors Relations” tab. The Corporate Secretary of the EQGP General Partner will also provide a copy to you free of charge upon request.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

EQT Midstream Services, LLC 2012 Long-Term Incentive Plan

The EQT Midstream Services, LLC 2012 Long-Term Incentive Plan provides for certain rights upon the occurrence of a change of control, as defined in the plan. Unless an award agreement otherwise provides or the plan administrator otherwise determines at the time of grant, in the event that a change of control occurs (1) all outstanding options, unit appreciation rights and other exercise rights will become immediately and fully exercisable, (2) all restrictions, excluding performance-based restrictions, applicable to awards under the plan will lapse, and (3) all performance criteria and other conditions to payment of awards under which payments are subject to performance conditions shall be deemed to be achieved or fulfilled, measured at the actual performance level achieved as of the end of the calendar quarter immediately preceding the date of the change of control, and payment of such awards on that basis shall be made or otherwise settled at the time of the change of control, provided that if the awards constitute deferred compensation the awards shall vest on the basis described above and shall remain payable on the dates provided in the underlying award agreements.

If within three years following the date of any change of control the employment or service of a participant is terminated voluntarily or involuntarily for any reason other than for "cause", as defined in the plan, then unless otherwise provided in the applicable award agreement, any option, unit appreciation right or other purchase right shall be exercisable for a period of 90 days following the date of such termination of employment or service but not later than the expiration date of the award.

EQM TR Program

Under the EQM TR Program, if a participant’s employment terminates for any reason, including retirement, at any time prior to the applicable vesting date, the participant’s awarded units are forfeited, except under the following circumstances:

•
If the participant’s employment is terminated voluntarily or involuntarily without fault on the participant’s part (including retirement) and the participant remains on the Board of Directors of EQT or the Board of Directors of the EQM General Partner following termination, then the participant’s performance awards continue to vest for so long as the participant remains on such Board; and

•
If a participant’s employment is otherwise terminated involuntarily and without fault (including a termination resulting from death or disability) prior to payment, the participant may receive payment for a percentage of the participant’s performance units following termination of the performance period, contingent upon achievement of the performance condition, as follows:

TERMINATION DATE	AWARDED UNITS
January 1, 2015 and thereafter	50%

EQT Plans and Agreements

EQT maintains and has entered into certain plans and agreements (including those described above in “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table”) that require EQT to provide compensation to the named executive officers, among others, in the event of a termination of employment or a change of control of EQT. EQT provides a discussion of these plans, other than the 2014 VDPSU (which is described above and for which Ms. Bone is the only participating named executive officer), and agreements in its filings with the SEC, including in

EQT’s 2016 Proxy Statement to be filed with the SEC. EQT’s SEC filings are available on the SEC’s website at www.sec.gov and on EQT’s website at www.EQT.com on the “SEC Filings” page under the “Investors Relations” tab. The Corporate Secretary of the EQGP General Partner will also provide a copy to you free of charge upon request.

Stock Options, 2013 Incentive PSU Program, 2014 Incentive PSU Program, 2015 Incentive PSU Program and EQM TR Program

Descriptions of the circumstances which trigger payments and benefits, the benefits that would be provided, how payment and benefit levels are determined and the material conditions and obligations applicable to the receipt of payments or benefits in the event of a termination of employment or a change of control of EQT under the EQT stock options, the EQM TR Program, the 2013 Incentive PSU Program, the 2014 Incentive PSU Program and the 2015 Incentive PSU Program will be described in EQT’s 2016 Proxy Statement.

EQT Restricted Stock Award

Under Ms. Bone’s EQT restricted stock award, if Ms. Bone’s employment was terminated involuntarily and without fault on her part (including termination resulting from death or disability), the unvested EQT restricted shares would have vested as follows:

TERMINATION DATE	AWARDED UNITS
January 1, 2015 – December 31, 2015	50%

In the event Ms. Bone’s employment terminated for any other reason, including retirement, prior to vesting on January 31, 2016, all unvested EQT restricted shares, including accrued dividends, would have been forfeited.

For purposes of Ms. Bone’s EQT restricted stock award, a change of control of EQT is defined by reference to EQT’s 2009 Long-Term Incentive Plan and will be described in EQT’s 2016 Proxy Statement. Under the award, if a change of control of EQT occurred while Ms. Bone remained employed, the unvested EQT restricted shares, including accrued dividends, would have automatically vested.

2014 VDPSU

Under the 2014 VDPSU, if Ms. Bone’s employment is terminated involuntarily and without fault on her part (including a termination resulting from death or disability), the unvested confirmed performance awards will vest as follows:

TERMINATION DATE	AWARDED UNITS
January 1, 2015 and thereafter	50%

In the event Ms. Bone’s employment terminates for any other reason, including retirement, all unvested performance awards are forfeited. However, if Ms. Bone’s employment is terminated voluntarily or involuntarily without fault on her part (including retirement) and Ms. Bone is then on and remains on the Board of Directors of EQT following termination, then Ms. Bone’s awarded share units continue to vest for so long as she remains on the Board of Directors.

For the 2014 VDPSU, if Ms. Bone’s position with EQT changes to a position that is not eligible for long-term incentive awards, as determined by the EQT MDC Committee, all unvested performance awards are forfeited.

For purposes of the 2014 VDPSU, a change of control of EQT is defined by reference to EQT’s 2009 Long-Term Incentive Plan and will be described in EQT’s 2016 Proxy Statement. Under the 2014 VDPSU, if a change of control of EQT occurs while Ms. Bone remains employed, the confirmed performance awards shall vest and become non-forfeitable.

Other Plans and Agreements with the Named Executive Officers

Descriptions of the circumstances which trigger payments and benefits, the benefits that would be provided, how payment and benefit levels are determined and the material conditions and obligations applicable to the receipt of payments or benefits in the event of a termination of employment or a change of control of EQT under the other plans in which the named executive officers participate and the named executive officers’ agreements with EQT will be described in EQT’s 2016 Proxy Statement. Ms. Bone's agreements with EQT are generally consistent with the agreements entered into with the other executive officers of EQT.

Payments Triggered Upon Hypothetical Termination of Employment or Change of Control on December 31, 2015

The estimated payouts and benefits that would be payable upon a termination of employment or a change of control of EQT at December 31, 2015 for the named executive officers (other than Ms. Bone) will be set forth in EQT’s 2016 Proxy Statement. The estimated payouts and benefits that would be payable to Ms. Bone upon her termination of employment or a change of control of EQT at December 31, 2015 are set forth in the table below.

Upon the occurrence of a change of control of EQM on December 31, 2015, the following would be paid under the EQM TR Program to each of the named executive officers: $3,186,148 for Mr. Porges; $449,893 for Mr. Conti; $165,559 for Ms. Bone and $1,093,868 for Mr. Crawford.

No payments would be paid to the named executive officers upon a change of control of EQGP on December 31, 2015 that was not also a change of control of EQT or EQM.

The assumptions made by EQT and the descriptions of payouts under the EQM TR Program and all EQT plans and agreements other than Ms. Bone’s restricted stock award and the performance award under the 2014 VDPSU will be described in EQT’s 2016 Proxy Statement.

For the 2014 VDPSU, Ms. Bone’s performance awards were confirmed by the EQT MDC Committee in the first quarter of 2015 and the payout was based on her actual confirmed payout multiple of 2.31X. For purposes of the analysis below, EQM has assumed that Ms. Bone is not then on and will not remain on the Board of Directors of EQT following termination of employment.

Theresa Z. Bone

Potential Payments Upon a Termination of Employment or Following a Change of Control

Upon a termination of employment on December 31, 2015, Ms. Bone would be entitled to the following payments:

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION BY EQT WITHOUT CAUSE ($)	TERMINATION BY EQT FOR CAUSE ($)	TERMINATION BY EXECUTIVE FOR GOOD REASON ($)	TERMINATION BY EXECUTIVE WITHOUT GOOD REASON ($)	DEATH ($)	DISABILITY ($)
Compensation:
Cash Payment of Base Salary	600,000	0	600,000	0	0	0
Cash Payment of Short-Term Incentives	546,666	0	546,666	255,000	255,000	255,000
Executive Alternative Work Arrangement Compensation	281,890	0	0	281,890	0	0
Other Benefits and Perquisites:
EQT Severance Benefit	162,558	0	0	0	0	0
Qualified Retirement Contribution	0	0	0	0	0	0
Post-Termination Health Care / Insurance	7,125	0	0	0	0	0
Life Insurance Proceeds	0	0	0	0	300,000	0
Cash Payment	15,251	0	15,251	0	0	0
Outplacement or Cash Payment	200,000	0	200,000	0	0	0
Total (excluding long-term incentive)	1,813,490	0	1,361,917	536,890	555,000	255,000

In addition, under outstanding long-term incentive programs (and including the intrinsic value of outstanding options), Ms. Bone would be entitled to cash and stock payments with an aggregate value of $1,863,269 upon a termination of employment by the Company without cause or upon termination by her for good reason, $36,450 upon termination by her without good reason, and $401,667 upon her death or disability, assuming, in each case, actual performance through the end of the applicable performance period is consistent with performance through December 31, 2015.  Under those same programs (and again including the intrinsic value of outstanding options), Ms. Bone would be entitled to $1,863,269 upon the occurrence of a change of control on December 31, 2015, assuming, in the case of the 2015 Incentive PSU Program, that the acquiring company causes such program to be paid upon closing rather than assumed or equitably converted in the transaction.  If such amounts are, in fact, paid upon the occurrence of a change of control, Ms. Bone would not be entitled to a duplicate payment upon a subsequent termination of employment for any reason.

Compensation of Directors

Officers or employees of EQT or its affiliates who also serve as directors of the EQGP General Partner do not receive additional compensation for their service as directors. During 2015, directors of the EQGP General Partner who are not also officers or employees of EQT or its affiliates received cash compensation on a quarterly basis as a retainer and for attending meetings of the Board and committee meetings as follows:

•	An annual cash retainer of $47,000.

•	A cash meeting fee of $1,500 for each Board and committee meeting attended in person. If a director participates in a meeting by telephone, the meeting fee is $750.

•	For the Audit Committee Chair, an annual committee chair retainer of $10,000.

In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings. EQGP also provides non-employee directors with $20,000 of life insurance and $250,000 of travel accident insurance while traveling on business for EQGP. To further EQGP’s support for charitable giving, all directors are eligible to participate in the Matching Gifts Program of the EQT Foundation on the same terms as EQT employees and directors. Under this program, the EQT Foundation will match gifts of at least $100 made by a director to eligible charities, up to an aggregate total of $50,000 in any calendar year.

On an annual basis, the EQGP General Partner grants to each non-employee director phantom units (with an annualized value of $65,000 for 2015) as a vehicle to deliver compensation for annual service on the Board. At the closing of the EQGP IPO, the EQGP General Partner granted to Mr. Thorington, who was the only non-employee director of the EQGP General Partner at that time, 1,710 phantom units, which represented Mr. Thorington’s pro-rata amount of the 2015 annual grant. The award was determined by dividing the award value by the initial offering price of EQGP’s common units ($27 per unit) and rounding up to the next ten units. Ms. Fleming, who was elected to the Board on June 5, 2015, received an award of 1,200 phantom units on the same date, which represented her pro-rata amount of the 2015 annual grant. The phantom units were fully vested as of the grant date, with distribution equivalents accruing on such units. The phantom units (and the accrued distribution equivalents) will be converted into common units on the date that the grantee ceases to be a director.

The table below shows the total 2015 compensation of EQGP’s non-employee directors:

NAME	FEES EARNED OR PAID IN CASH ($) (1)	STOCK AWARDS ($) (2)	ALL OTHER COMPENSATION ($) (3)	TOTAL ($)
Kimberly T. Fleming	37,361	37,560	58	74,979
Stephen A. Thorington	52,242	46,170	20,065	118,477

(1)	Includes annual cash retainer, meeting fees and committee chair fees.

(2)
This column reflects the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 for the phantom units awarded to each director during 2015. On May 15, 2015, the EQGP General Partner granted Mr. Thorington 1,710 phantom units. Ms. Fleming, who was elected to the Board on June 5, 2015, received an award of 1,200 phantom units on June 5, 2015. The grant date fair value is computed as the sum of the number of phantom units awarded on the grant date multiplied by, in the case of Mr. Thorington, EQGP’s initial offering price of $27.00 and, in the case of Ms. Fleming, the closing price of EQGP’s common units on the business day prior to the grant, which closing price was $31.30 on June 4, 2015.

(3)
This column reflects annual premiums of $57.63 per director paid for life insurance and travel accident insurance policies. The non-employee directors may use a de minimis number of tickets purchased by EQT to attend sporting or other events when such tickets are not otherwise being used for business purposes. The use of such tickets does not result in any incremental costs to EQGP. In connection with the EQGP IPO, Mr. Thorington was offered the opportunity to purchase EQGP units through the EQGP directed unit program (DUP).  EQGP funded a match of Mr. Thorington’s purchase of EQGP units through the DUP with a total value of $20,007.

Compensation Committee Interlocks and Insider Participation

Neither the Board of Directors of the EQGP General Partner nor the EQM General Partner is required to maintain, and neither does maintain, a compensation committee. Each of Messrs. Porges, Conti, and Gardner, who are directors of the EQGP General Partner and the EQM General Partner, Mr. Schlotterbeck, who is a director of the EQGP General Partner, and Mr. Crawford, who is a director of the EQM General Partner, are also executive officers of EQT. However, all compensation decisions with respect to each of these executive officers are made by the EQT MDC Committee and none of these individuals receives any compensation directly from EQGP, the EQGP General Partner, EQM or the EQM General Partner for their service as a director.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of EQGP’s common units and EQM’s common units owned as of February 1, 2016, by:

•	each of the directors of the EQGP General Partner;

•	each of the named executive officers of the EQGP General Partner; and

•	all directors and executive officers of the EQGP General Partner as a group.

The amounts and percentages of units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable, and none of the units are subject to a pledge.

Percentage of total units beneficially owned is based on 77,520,181 EQM common units and 266,165,000 EQGP common units outstanding as of February 1, 2016.

NAME OF BENEFICIAL OWNER (1)	EQGP COMMON UNITS BENEFICIALLY OWNED (2) (3)	PERCENTAGE OF EQGP COMMON UNITS BENEFICIALLY OWNED	EQM COMMON UNITS BENEFICIALLY OWNED (2)	PERCENTAGE OF EQM COMMON UNITS BENEFICIALLY OWNED
David L. Porges	56,263	*	20,000	*
Philip P. Conti	28,503	*	9,750	*
Lewis B. Gardner	28,503	*	6,063	*
Steven T. Schlotterbeck	37,762	*	—	*
Theresa Z. Bone	19,986	*	10,000	*
Kimberly T. Fleming	4,347	*	—	*
Stephen A. Thorington	36,342	*	5,000	*
All directors and executive officers as a group (7 individuals)	211,706	*	50,813	*
 * Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is c/o EQT GP Holdings, LP, 625 Liberty Avenue, Suite 1700, Pittsburgh, PA 15222, Attn: Corporate Secretary.

(2)	This column reflects the number of common units held of record or owned through a bank, broker or other nominee.

(3)
For Ms. Fleming and Mr. Thorington, this column includes phantom units, including accrued distributions, to be settled in EQGP common units, in the following amounts: Ms. Fleming 4,347 units; and Mr. Thorington 4,860 units.

The following table sets forth the beneficial ownership of each person known by EQGP to be a beneficial owner of more than 5% of EQGP’s outstanding common units:

NAME OF BENEFICIAL OWNER	EQGP COMMON UNITS BENEFICIALLY OWNED	PERCENTAGE OF EQGP COMMON UNITS BENEFICIALLY OWNED
EQT Corporation	239,715,000	90.1%
625 Liberty Avenue
Pittsburgh, PA 15222

The common units are held by indirect wholly owned subsidiaries of EQT. EQT may, therefore, be deemed to beneficially own the units held by the subsidiaries.

The following table sets forth, as of February 1, 2016, the number of shares of common stock of EQT Corporation owned by each of the named executive officers and directors of the EQGP General Partner and all directors and executive officers of the EQGP General Partner as a group.

Name	Exercisable Stock Options (1)	Number of Shares Beneficially Owned (2)	Deferred Stock Units Payable in Cash (3)	Percent of Class (4)
David L. Porges (5)	274,900	529,517	—	*
Philip P. Conti (6)	63,800	113,648	—	*
Lewis B. Gardner	13,200	23,591	—	*
Steven T. Schlotterbeck	147,200	102,813	—	*
Theresa Z. Bone	5,000	24,636	—	*
Kimberly T. Fleming	—	—	—	*
Stephen A. Thorington	—	20,140	5,936	*
Directors and executive officers as a group (7 individuals)	504,100	814,345	5,936	*
 *           Less than 1%.

(1)
This column reflects the number of shares of EQT common stock that the executive officers and directors had a right to acquire within 60 days after February 1, 2016 through the exercise of stock options.

(2)
This column reflects shares held of record and shares owned through a bank, broker or other nominee, including, for EQT employees, shares owned through EQT’s 401(k) plan. For Mr. Thorington, this column also reflects 10,140 deferred stock units, including accrued dividends thereon, awarded in connection with his service as an independent director of EQT that will be settled in EQT common stock, over which Mr. Thorington has no voting or investment power prior to settlement.

(3)	This column reflects deferred stock units, including accrued dividends thereon, awarded in connection with services as an independent director of EQT that will be settled in cash.

(4)
This column reflects for each of the executive officers and directors, as well as all executive officers and directors as a group, (i) the sum of the shares beneficially owned, the options exercisable within 60 days of February 1, 2016 and Mr. Thorington’s deferred stock units that will be settled in EQT common stock, as a percentage of (ii) the sum of EQT’s outstanding shares at February 1, 2016, all options exercisable within 60 days of February 1, 2016 and Mr. Thorington’s deferred stock units that will be settled in EQT common stock upon termination of Mr. Thorington's service on the EQT Board of Directors. These calculations exclude all deferred stock units included in the column captioned as "Deferred Stock Units Payable in Cash."

(5)	Shares beneficially owned include 50,000 shares that are held in a trust of which Mr. Porges is a co-trustee and in which he shares voting and investment power.

(6)	Shares beneficially owned include 5,000 shares that are held in the Conti Family Foundation in which Mr. Conti has sole voting and investment power.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to EQGP’s common units that may be issued under the 2015 Long-Term Incentive Plan, which did not require approval by EQGP’s unitholders.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN A)
	(A)	(B)	(C)
Equity Compensation Plans Approved by Unitholders	—	—	—
Equity Compensation Plans Not Approved by Unitholders(1)	2,928	N/A	1,994,144
Total	2,928	N/A	1,994,144

(1)	The Board adopted the 2015 Long-Term Incentive Plan in connection with the IPO of EQGP’s common units.

EQT GP Services, LLC 2015 Long-Term Incentive Plan

The EQGP General Partner adopted the EQT GP Services, LLC 2015 Long-Term Incentive Plan for employees of the EQGP General Partner and its affiliates and non-employee directors of the EQGP General Partner. The EQGP General Partner may issue long-term equity based awards under the plan. EQGP is responsible for the cost of awards granted under the plan. Employees of the EQGP General Partner and any of its affiliates, including subsidiaries, and non-employee directors of the EQGP General Partner are eligible to receive awards under the plan.

The aggregate number of units that may be issued under the plan is 2,000,000 units, subject to proportionate adjustment in the event of unit splits and similar events. Units underlying options and unit appreciation rights will count as one unit, and units underlying all other unit-based awards will count as two units, against the number of units available for issuance under the plan. Units subject to awards that terminate or expire unexercised, or are canceled, forfeited or lapse for any reason, and units underlying awards that are ultimately settled in cash, will again become available for future grants of awards under the plan. Units delivered by the participant or withheld from an award to satisfy tax withholding requirements, units delivered or withheld to pay the exercise price of an option, units not issued or delivered as a result of the net settlement of an outstanding option or unit appreciation right and units repurchased on the open market with the proceeds of the exercise price of an option will not be used to replenish the plan unit reserve.

The plan is administered by the Board or such other committee of the Board as may be designated by the Board to administer the plan.

The plan authorizes the granting of awards in any of the following forms: phantom units, performance awards, restricted units, distribution equivalent rights, market-priced options to purchase units, unit appreciation rights, other unit-based awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on units, and cash-based awards.

The Board may amend, suspend or terminate the plan at any time, except that no amendment may be made without the approval of EQGP’s unitholders if unitholder approval is required by any federal or state law or regulation or by the rules of any exchange on which the units may then be listed, or if the amendment, alteration or other change materially increases the benefits accruing to participants, increases the number of units available under the plan or modifies the requirements for participation under the plan, or if the Board in its discretion determines that obtaining such unitholder approval is for any reason advisable.

Common units to be delivered pursuant to awards under the plan may be common units acquired by the EQGP General Partner in the open market, from any other person, directly from EQGP or any combination of the foregoing. When EQGP issues new common units upon the grant, vesting or payment of awards under the plan, the total number of common units outstanding increases.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

EQGP owns and controls the EQM General Partner. EQM is a growth-oriented limited partnership formed by EQT to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQT is the ultimate parent company of EQGP and EQM and may, therefore, be deemed to beneficially own the units held by EQGP. EQT as of February 1, 2016, owned approximately 90.1% of the outstanding limited partner interests and 100% of the non-economic general partner interest in EQGP. EQGP’s only cash-generating assets consist of EQGP’s partnership interests in EQM, which as of February 1, 2016 consist of the following:

•	21,811,643 EQM limited partner units, representing a 27.6% limited partner interest in EQM;

•	1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM; and

•
all of the incentive distribution rights in EQM, which entitle EQGP to receive increasing percentages, up to the maximum level of 48.0%, of any incremental cash distributed by EQM as certain target distribution levels are reached in any quarter.

EQGP controls, manages and operates EQM through EQGP’s ownership of the EQM General Partner. All of the officers of the EQGP General Partner, as well as the employees that operate EQM, are EQT employees. Five of the EQGP General Partner’s directors are affiliated with EQT, three of which are also directors of the EQM General Partner. Three of the EQGP General Partner’s directors will be independent as defined by the NYSE. EQGP appoints the directors of the EQM General Partner.

Agreements between EQGP and EQT

Omnibus Agreement

In connection with the closing of EQGP’s IPO, EQGP entered into an omnibus agreement with the EQGP General Partner and EQT that addresses the following matters:

•
EQGP’s obligation to reimburse EQT for expenses incurred or payments made on EQGP’s behalf in conjunction with EQT's provision of general and administrative services to EQGP, including EQGP’s public company expenses and general and administrative expenses;

•	EQGP’s obligation to reimburse EQT for certain direct operating expenses and all insurance coverage expenses it incurs or payments it makes with respect to EQGP’s assets; and

•	EQGP’s use of the name "EQT" and related marks.

Working Capital Loan Agreement

Upon the closing of the IPO, EQGP entered into a working capital loan agreement with EQT, providing for loans of up to $50 million at any one time outstanding, maturing on the earlier of February 18, 2019 or at least 90 days after EQT gives notice of termination, and bearing interest, at EQGP’s option, at either (a) LIBOR plus the margin then applicable to EQT's LIBOR-based borrowings under its primary revolving credit facility or (b) the alternate base rate (the greater of (x) LIBOR plus 1%, (y) the prime rate or (z) The Federal Funds Open Rate plus 0.5%) plus the margin then applicable to EQT's alternate base rate-based borrowings under its primary revolving credit facility. During 2015, EQGP borrowed $0.7 million and repaid $0.6 million under the working capital loan agreement.

Cash Match in Connection with Directed Unit Program

In connection with EQGP’s IPO, EQT provided matching funds on behalf of the executive officers and directors of the EQGP General Partner to enable them to purchase additional common units in EQGP’s Directed Unit Program up to certain designated limits per person as approved by the board of directors of EQT or EQT’s Management Development and Compensation Committee, as applicable. The approved limits for this cash match ranged from $1,000,000, with respect to the

Chief Executive Officer of the EQGP General Partner, to $20,000, with respect to Mr. Thorington. In addition, EQGP provided the independent directors of the EQGP General Partner matching funds of approximately $20,000.

Agreements between EQM and EQT

            EQM and its affiliates have entered into various agreements with EQT and its affiliates other than EQM, as described in detail below. These agreements were negotiated in connection with, among other things, the formation of EQM, EQM’s IPO and EQM’s acquisitions from EQT. These agreements address, among other things, the acquisition of assets and the assumption of liabilities by EQM and its subsidiaries. These agreements were not the result of arm’s length negotiations and, as such, they or underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.

Omnibus Agreement

            EQM and the EQM General Partner have entered into an omnibus agreement with EQT, which governs EQM’s relationship with EQT regarding the following matters:

•	EQM’s obligation to reimburse EQT and its affiliates for certain direct operating expenses paid on EQM’s behalf;

•	EQM’s obligation to reimburse EQT and its affiliates for providing EQM corporate, general and administrative services (the “general and administrative expenses”);

•
EQM’s obligation to reimburse EQT and its affiliates for operation and management services pursuant to the operation and management services agreement with EQT, as described below under "Operation and Management Services Agreement" (the “operation and management expenses”);

•
EQT's obligation to indemnify or reimburse EQM for losses or expenses relating to or arising from, among other things, (i) certain plugging and abandonment obligations; (ii) certain bare steel replacement capital expenditures; (iii) certain pipeline safety costs; (iv) certain tax liabilities attributable to periods prior to the IPO; (v) assets previously owned by Equitrans, L.P. (Equitrans) and retained by EQT and its affiliates, including the Sunrise Pipeline; (vi) any claims related to Equitrans' previous ownership of the Big Sandy Pipeline; and (vii) any amounts owed to EQM by a third party that has exercised a contractual right of offset against amounts owed by EQT to such third party;

•
EQM’s obligation to indemnify EQT for losses attributable to (i) the ownership or operation of EQM’s assets after the closing of the IPO, except to the extent EQT is obligated to indemnify EQM for such losses pursuant to the operation and management services agreement; and (ii) any amounts owed to EQT by a third party that has exercised a contractual right of offset against amounts owed by EQM to such third party; and

•	EQM’s use of the name "EQT" and related marks.

On March 17, 2015, EQT, EQM and the EQM General Partner amended the omnibus agreement, effective as of January 1, 2015, to remove any restriction on reimbursement by EQM for any direct and indirect costs and expenses attributable to EQT’s long-term incentive programs. Such amendment was approved by the Conflicts Committee of the EQM General Partner.

Reimbursement of Expenses

Under the omnibus agreement, EQT performs, or causes its affiliates to perform, centralized corporate, general and administrative services for EQM, such as: legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. In exchange, EQM reimburses EQT and its affiliates for the expenses incurred by them in providing these services. The omnibus agreement further provides that EQM reimburse EQT and its affiliates for EQM’s allocable portion of the premiums on any insurance policies covering EQM’s assets.

EQM is required to reimburse EQT for any additional state income, franchise or similar tax paid by EQT resulting from the inclusion of EQM (and its subsidiaries) in a combined state income, franchise or similar tax report with EQT as required by applicable law. The amount of any such reimbursement is limited to the tax that EQM (and its subsidiaries) would have paid had they not been included in a combined group with EQT.

The table below sets forth the amounts and categories of expenses described above for which EQM was obligated to reimburse EQT pursuant to the omnibus agreement for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
DESCRIPTION OF EXPENSES
Reimbursement of operation and management expenses	$31,310	$21,999	$14,296
Reimbursement of general and administrative expenses	46,149	25,051	18,322

The expenses for which EQM reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis and EQM is unable to estimate what those expenses would be on a stand-alone basis.

Indemnification

EQT's indemnification obligations to EQM include the following:

•
Plugging and abandonment liabilities.  For a period of ten years after the closing of the IPO, which occurred on July 2, 2012, EQT is required to reimburse EQM for plugging and abandonment expenditures and other expenditures for certain identified wells of EQT and third parties. The reimbursement obligation of EQT with respect to wells owned by third parties is capped at $1.2 million per year.

•
Bare steel replacement.  EQT is required to reimburse EQM for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to EQM’s assets at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during a year, EQT is required to reimburse EQM for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following the IPO.

•
Pipeline Safety Cost Tracker Reimbursement.  For a period of five years after the closing of the IPO, EQT is required to reimburse EQM for the amount by which the qualifying pipeline safety costs included in the annual pipeline safety cost tracker filings made by Equitrans with the FERC exceed the qualifying pipeline safety costs actually recovered each year.

•
Taxes.  Until 60 days after the expiration of any applicable statute of limitations, EQT will indemnify EQM for any income taxes attributable to operations or ownership of the assets prior to the closing of the IPO, including any such income tax liability of EQT and its affiliates that may result from EQM’s formation transactions.

•
Retained liabilities.  EQT is required to indemnify EQM for any liabilities, claims or losses relating to or arising from assets owned or previously owned by EQM and retained by EQT and its affiliates following the closing of the IPO.

•
Big Sandy Pipeline.  EQT is required to indemnify EQM for any claims related to Equitrans' previous ownership of the Big Sandy Pipeline, which was sold to a third party, including claims arising under the Big Sandy Purchase Agreement.

•	Contractual Offsets. EQT is required to indemnify EQM for any amounts owed to EQM by a third party that has exercised a contractual right of offset against amounts owed by EQT to such third party.

In no event is EQT obligated to indemnify EQM for any claims, losses or expenses or income taxes referred to in the first four bullets above to the extent either (i) reserved for in EQM’s financial statements as of December 31, 2011, or (ii) EQM recovers any such amounts under available insurance coverage, from contractual rights or other recoveries against any third party or in the tariffs paid by the customers of EQM’s affected pipeline system.

EQM indemnifies EQT for all losses attributable to (i) the post-closing operations of the assets owned by EQM, to the extent not subject to EQT's indemnification obligations; and (ii) any amounts owed to EQT by a third party that has exercised a contractual right of offset against amounts owed by EQM to such third party.

The table below sets forth the amounts and categories of obligations described above for which EQT was obligated to indemnify and/or reimburse EQM pursuant to the omnibus agreement for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
DESCRIPTION OF OBLIGATION
Plugging and abandonment liabilities	$26	$500	$566
Bare steel replacement	6,268	—	2,566
Other capital reimbursements	1,198	—	—

Competition

Under EQM’s partnership agreement, EQT and its affiliates, including EQGP, are expressly permitted to compete with EQM. EQT and any of its affiliates may acquire, construct or dispose of additional transportation and storage or other assets in the future without any obligation to offer EQM the opportunity to purchase or construct those assets.

Amendment and Termination

            The omnibus agreement can be amended by written agreement of all parties to the agreement. However, EQM may not agree to any amendment or modification that would, in the determination of the EQM General Partner, be adverse in any material respect to the holders of EQM’s common units without the prior approval of EQM's Conflicts Committee. In the event of (i) a "change in control" (as defined in the omnibus agreement) of EQM, the EQM General Partner or EQT or (ii) the removal of EQT Midstream Services, LLC as the EQM General Partner in circumstances where (a) "cause" (as defined in EQM’s partnership agreement) does not exist and the common units held by the EQM General Partner and its affiliates were not voted in favor of such removal or (b) cause exists, the omnibus agreement (other than the indemnification and reimbursement provisions therein) will be terminable by EQT, and EQM will have a 90-day transition period to cease EQM’s use of the name "EQT" and related marks.

Operation and Management Services Agreement

            Upon the closing of the IPO, EQM entered into an operation and management services agreement with EQT Gathering, LLC (EQT Gathering), an indirect wholly owned subsidiary of EQT, under which EQT Gathering provides EQM’s pipelines and storage facilities with certain operational and management services, such as operation and maintenance of flow and pressure control, maintenance and repair of EQM’s pipelines and storage facilities, conducting routine operational activities, managing transportation and logistics, contract administration, gas control and measurement, engineering support and such other services as EQM and EQT Gathering may mutually agree upon from time to time. EQM reimburses EQT Gathering for such services pursuant to the terms of EQM's omnibus agreement.

            The operation and management services agreement will terminate upon the termination of EQM's omnibus agreement. If a force majeure event prevents a party from carrying out its obligations (other than to make payments due), such party's obligations under the agreement, to the extent affected by force majeure, will be suspended during the continuation of the force majeure event. These force majeure events include acts of God, strikes, lockouts or other industrial disturbances, wars, riots, fires, floods, storms, explosions, terrorist acts, breakage or accident to machinery or lines of pipe and inability to obtain or unavoidable delays in obtaining material, equipment or supplies and similar events or circumstances, so long as such events or circumstances are beyond the reasonable control of the party claiming force majeure and could not have been prevented or overcome by such party's reasonable diligence.

            Under the agreement, EQT Gathering is required to indemnify EQM from claims, losses or liabilities incurred by EQM, including third party claims, arising out of EQT Gathering's gross negligence or willful misconduct. EQM is required to indemnify EQT Gathering from any claims, losses or liabilities incurred by EQT Gathering, including any third party claims, arising from the performance of the agreement, but not to the extent of losses or liabilities caused by EQT Gathering's gross negligence or willful misconduct. Neither party is liable for any consequential, incidental or punitive damages under the agreement, except to the extent such damages are included in a third party claim for which a party is obligated to indemnify the other party pursuant to the agreement. Neither party may assign its rights or obligations under the agreement without the prior written consent of the other party, which shall not be unreasonably withheld, conditioned or delayed.

Equitable Gas Transaction

On December 19, 2012, EQT and its indirect wholly owned subsidiary, Distribution Holdco, LLC, entered into a master purchase agreement with PNG Companies LLC (PNG Companies), the parent company of Peoples Natural Gas Company LLC, to transfer 100% ownership of EQT’s LDC, Equitable Gas Company, LLC (Equitable Gas Company) to PNG Companies (the Equitable Gas Transaction). The parties completed the Equitable Gas Transaction on December 17, 2013. As consideration for the Equitable Gas Transaction, EQT received cash proceeds of approximately $748 million, select midstream assets, including an approximately 200-mile FERC-regulated natural gas transmission pipeline, referred to as the AVC facilities, that interconnects with EQM’s transmission and storage system, and commercial arrangements with PNG Companies and its affiliates.

Prior to the completion of the Equitable Gas Transaction, Equitable Gas Company had contracts for an aggregate peak winter firm transmission capacity of 448 BBtu per day on EQM’s transmission and storage system, pursuant to firm transportation agreements at the maximum rates specified in EQM’s tariff, including two service agreements under EQM’s no-notice firm transportation rate schedule, which features a higher maximum tariff rate than EQM’s customary firm transportation service. Upon the completion of the Equitable Gas Transaction, the primary terms of Equitable Gas Company’s firm transportation service agreements and no-notice firm transportation service agreements were extended through March of 2034.

In connection with the Equitable Gas Transaction, EQT, Equitable Gas Company and Equitrans entered into an Asset Exchange Agreement, pursuant to which the parties transferred and exchanged to one another certain assets prior to the closing of the transfer of Equitable Gas Company. The asset transfers involving Equitrans consisted of (a) the transfer from Equitrans to Equitable Gas Company of the natural gas pipelines known as the Pennsylvania Gathering Pipelines, the Tombaugh Gathering Pipeline, the M-85 Transmission Pipeline, the H-153 Transmission Pipeline and the Crooked Creek property, and (b) the transfer from Equitable Gas Company to Equitrans of the natural gas pipeline known as the D-494 Transmission Pipeline.

AVC Lease

In connection with EQT’s acquisition of the AVC facilities in the Equitable Gas Transaction, EQM entered into a lease agreement with EQT pursuant to which EQM markets the capacity, enters into all agreements for transportation service with customers and operates the AVC facilities according to the terms of its tariff. The lease payment due each month is the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of AVC minus the actual costs of operating AVC and (2) a payment based on depreciation expense and pre-tax return on invested capital for AVC. As a result, the payments made under the AVC lease are variable and do not have a net positive or negative impact on EQM’s distributable cash flow. Upon termination of the AVC lease agreement, EQM will have the option to purchase the AVC facilities at a price to be negotiated between the parties. The lease payments due related to 2015, 2014 and 2013 totaled $22.1 million, $21.8 million and $1.0 million, respectively.

Sunrise Merger Agreement

On July 15, 2013, EQM and Equitrans entered into an agreement and plan of merger with EQT and Sunrise Pipeline, LLC (Sunrise), an indirect wholly owned subsidiary of EQT and the owner of the Sunrise Pipeline. Effective July 22, 2013, Sunrise merged with and into Equitrans, with Equitrans continuing as the surviving company (Sunrise Merger). EQM paid EQT consideration of $540 million, consisting of a $507.5 million cash payment, 479,184 EQM common units and 267,942 EQM general partner units. Prior to the Sunrise Merger, Equitrans entered into a precedent agreement with a third party for firm transportation service on the Sunrise Pipeline over a 20-year term (the Precedent Agreement). Pursuant to the agreement and plan of merger, EQM made an additional payment of $110 million to EQT in January 2014 following the effectiveness of the transportation agreement contemplated by the Precedent Agreement.

Prior to the Sunrise Merger, EQM operated the Sunrise Pipeline as part of its transmission and storage system under a lease agreement with EQT. The lease was a capital lease under GAAP and, as a result, revenues and expenses associated with Sunrise were included in EQM’s consolidated financial statements. Effective as of the closing of the Sunrise Merger, the lease agreement was terminated.

Jupiter Contribution Agreement

On April 30, 2014, EQM, the EQM General Partner, EQM Gathering Opco, LLC (EQM Gathering) and EQT Gathering entered into a contribution agreement pursuant to which, on May 7, 2014, EQT contributed Jupiter to EQM Gathering (Jupiter Acquisition). The aggregate consideration paid by EQM to EQT in connection with the Jupiter Acquisition was approximately $1,180 million, consisting of a $1,121 million cash payment and issuance of 516,050 EQM common units and 262,828 EQM general partner units.

NWV Gathering Contribution Agreement

On March 10, 2015, EQM entered into a contribution and sale agreement pursuant to which, on March 17, 2015, EQT contributed the Northern West Virginia Marcellus Gathering System (NWV Gathering) to EQM Gathering (NWV Gathering Acquisition). EQM paid total consideration of $925.7 million to EQT, consisting of approximately $873.2 million in cash, 511,973 EQM common units and 178,816 EQM general partner units.

The contribution and sale agreement also contemplated the sale to EQM of a preferred interest in EQT Energy Supply, LLC, which at the time was an indirect wholly owned subsidiary of EQT. EQT Energy Supply, LLC generates revenue from services provided to an LDC. This sale was completed on April 15, 2015. The consideration paid by EQM to EQT in connection with the acquisition of the preferred interest in EQT Energy Supply, LLC was approximately $124.3 million.

Mountain Valley Pipeline

On March 30, 2015, EQM assumed EQT's interest in the MVP Joint Venture (the MVP Interest Acquisition). The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc., Vega Energy Partners, Ltd. and RGC Resources, Inc. EQM paid EQT approximately $54.2 million related to the MVP Interest Acquisition, which represented EQM's reimbursement to EQT for 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. As of February 11, 2016, EQM owned a 45.5% interest in the MVP Joint Venture and serves as the operator of the MVP pipeline to be constructed by the joint venture. The estimated 300-mile MVP is currently targeted at 42 inches in diameter and a capacity of 2.0 Bcf per day, and will extend from EQM’s existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. The MVP Joint Venture submitted the MVP certificate application to the FERC in October 2015 and anticipates receiving the certificate in the fourth quarter of 2016. Subject to FERC approval, construction is scheduled to begin shortly thereafter and the pipeline is expected to be in-service during the fourth quarter of 2018.

Transportation Service and Precedent Agreements

For the years ended December 31, 2015, 2014 and 2013, EQM’s transportation agreements with EQT accounted for approximately 61%, 57% and 80%, respectively, of the natural gas throughput on EQM’s transmission system and 53%, 51% and 80%, respectively, of EQM’s transmission revenues. EQT Energy, LLC, an indirect wholly owned subsidiary of EQT (EQT Energy), has contracted for firm transmission capacity of 1,076 BBtu per day on EQM’s transmission and storage system with a primary term through October of 2024. The reserved capacity under this contract will decrease to 1,035 BBtu on August 1, 2016, 630 BBtu on July 1, 2023, 325 BBtu on September 1, 2023 and 30 BBtu on October 1, 2024.

            EQT Energy’s firm transportation agreement will automatically renew for one year periods upon the expiration of the primary term, subject to six months prior written notice by either party to terminate. In addition, EQM has also entered into an agreement with EQT Energy to provide interruptible transmission service, which is currently renewing automatically for one year periods, subject to six months prior written notice by either party to terminate.

In October 2015, EQT Energy entered into a precedent agreement for 400 BBtu per day of firm transmission capacity utilizing proposed capacity which will be created by EQM’s proposed Equitrans Expansion Project.  The firm transmission capacity will become available upon completion of the project, which EQM expects to be completed by November 1, 2018.

In January 2016, EQT Energy entered into a firm transportation agreement for 650 BBtu per day of firm transmission capacity on EQM's Ohio Valley Connector pipeline. The firm transmission capacity will become available upon completion of the pipeline, which EQM expects to be completed by year-end 2016.

Storage Agreements

EQT is not currently a party to any firm storage agreements with EQM. EQM does, however, provide interruptible storage and lending and parking services to EQT pursuant to Rate Schedules INSS and LPS. Prior to the Equitable Gas Transaction, EQM provided firm storage services to Equitable Gas Company under four firm storage service agreements at the maximum rates specified in EQM’s tariff. Upon the completion of the Equitable Gas Transaction, the primary terms of Equitable Gas Company’s firm storage service agreements were extended through March of 2034. For the years ended December 31, 2015, 2014 and 2013, EQT accounted for approximately 1%, 2% and 61%, respectively, of EQM’s storage revenues. The reduction in storage revenue from EQT in 2014 and 2015 is because Equitable Gas Company is no longer an affiliate of EQT.

Gas Gathering Agreements

            Prior to the Jupiter and NWV Gathering Acquisitions, EQM entered into four gas gathering agreements with EQT Energy. Prior to the Equitable Gas Transaction, EQM also provided gas gathering services to Equitable Gas Company under a gas gathering agreement. These agreements have a primary term of one year and renew automatically for one month periods, subject to 30 days prior written notice by either party to terminate. Service provided under these gathering agreements is fee-based at the rate specified in EQM's tariff.

            On April 30, 2014, EQT entered into a gas gathering agreement with EQT Gathering for gathering services on Jupiter (the Jupiter Gas Gathering Agreement). The Jupiter Gas Gathering Agreement has a 10-year term (with year-to-year rollovers), which began on May 1, 2014. Under the agreement, EQT subscribed for approximately 225 MMcf per day of firm compression capacity which was available on Jupiter at that time. In the fourth quarter of 2014, EQM placed one compressor station in service and added compression at the two existing compressor stations in Greene County, Pennsylvania. In total, this expansion added approximately 350 MMcf per day of compression capacity. EQT's firm capacity subscribed under the Jupiter Gas Gathering Agreement increased by 200 MMcf per day effective December 1, 2014 and by 150 MMcf per day effective January 1, 2015. In the fourth quarter of 2015, EQM completed an additional expansion project which brought the total Jupiter compression capacity to approximately 775 MMcf per day. EQT’s firm capacity subscribed under the Jupiter Gas Gathering Agreement increased by approximately 50 MMcf per day effective October 1, 2015 and approximately 150 MMcf per day effective November 1, 2015. The Jupiter Gas Gathering Agreement provides for separate 10-year terms (with year-to-year rollovers) for the compression capacity associated with each expansion project. EQT also agreed to pay a monthly usage fee for volumes gathered in excess of firm compression capacity. In connection with the closing of the Jupiter Acquisition, the Jupiter Gas Gathering Agreement was assigned to EQM Gathering.
            On March 10, 2015, EQT entered into two gas gathering agreements with EQT Gathering for gathering services on the NWV Gathering system. The gathering agreement for gathering services on the wet gas header pipeline (WG-100 Gas Gathering Agreement) has a 10-year term (with year-to-year rollovers), beginning March 1, 2015. Under the agreement, EQT has subscribed for approximately 400 MMcf per day of firm capacity currently available on the wet gas header pipeline. EQT also agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity. In connection with the closing of the NWV Gathering Acquisition, the WG-100 Gas Gathering Agreement was assigned to EQM Gathering.

            The gathering agreement for gathering services in the Mercury, Pandora, Pluto and Saturn development areas (MPPS Gas Gathering Agreement) has a 10-year term (with year-to-year rollovers), beginning March 1, 2015. Under the agreement, EQT initially subscribed for approximately 200 MMcf per day of firm capacity then available in the Mercury development area, 40 MMcf per day of firm compression capacity in the Pluto development area and 220 MMcf per day of firm compression capacity in the Saturn development area. EQT's firm capacity subscribed under the MPPS Gas Gathering Agreement increased by 100 MMcf per day effective December 1, 2015 related to the completed expansion project in the Pandora development area. An additional planned expansion project is expected to bring the total Saturn compression capacity to 300 MMcf per day. EQT has agreed to separate 10-year terms (with year-to-year rollovers) for the compression capacity associated with each expansion project. EQT also agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity. In connection with the closing of the NWV Gathering Acquisition, the MPPS Gas Gathering Agreement was assigned to EQM Gathering.

            For the years ended December 31, 2015, 2014 and 2013, EQT accounted for approximately 97%, 96% and 97%, respectively, of EQM's gathering revenues in each year.

    The table below sets forth the revenues recognized by EQM with respect to the transmission, storage and gathering agreements described above with EQT for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
DESCRIPTION OF REVENUE
Transmission and storage	$141,198	$116,357	$135,998
Gathering	$306,389	$212,170	$174,247

      EQT Corporation Guaranty

            EQT has entered into a guaranty agreement to guarantee all payment obligations, plus interest and any other charges, due and payable by EQT Energy to Equitrans pursuant to the agreements discussed above, up to $50 million. This guaranty will terminate on November 30, 2023 unless terminated earlier by EQT by providing 10 days written notice.

Acreage Dedication

            Pursuant to an acreage dedication to EQM by EQT, EQM has the right to elect to transport, at a negotiated rate, which will be the higher of a market or cost of service rate, all natural gas produced from wells drilled by EQT on the dedicated acreage, which is an area covering approximately 60,000 acres surrounding EQM’s storage assets in Allegheny, Washington and Greene counties in Pennsylvania and Wetzel, Marion, Taylor, Tyler, Doddridge, Harrison and Lewis counties in West Virginia. The acreage dedication is contained in a sublease agreement in which EQM granted to EQT all of the oil and gas interests, including the exclusive rights to drill, explore for, produce and market such oil and gas, EQM had received as part of certain of its oil and gas leasehold estates EQM uses for gas storage and protection. Furthermore, if EQT acquires acreage with natural gas storage rights within the area of mutual interest established by the acreage dedication, then EQT will enter into an agreement with EQM to permit it to store natural gas on such acreage. Likewise, if EQM acquires acreage within the area of mutual interest with natural gas or oil production, development, marketing and exploration rights, such acreage will automatically become subject to EQT's rights under the acreage dedication.

Review, Approval or Ratification of Transactions with Related Persons

The Board has adopted a related person transaction approval policy that establishes procedures for the identification, review and approval of related person transactions. Pursuant to the policy, the management of the EQGP General Partner is charged with primary responsibility for determining whether, based on the facts and circumstances, a proposed transaction is a related person transaction.

For purposes of the policy, a "Related Person" is any director or executive officer of the EQGP General Partner, any nominee for director, any unitholder known to EQGP to be the beneficial owner of more than 5% of any class of EQGP’s voting securities, and any immediate family member of any such person. A "Related Person Transaction" is generally a transaction in which EQGP is, or the EQGP General Partner or any of its subsidiaries is, a participant, where the amount involved exceeds $120,000, and a Related Person has a direct or indirect material interest. Transactions resolved under the conflicts provision of EQGP’s partnership agreement or EQM’s partnership agreement are not required to be reviewed or approved under the policy. Please read "Conflicts of Interest" below.

To assist management in making this determination, the policy sets forth certain categories of transactions that are deemed to be pre-approved by the Board under the policy. The transactions which are automatically pre-approved include (i) transactions involving employment of the EQGP General Partner’s executive officers, as long as the executive officer is not an immediate family member of another of the EQGP General Partner’s executive officers or directors and the compensation paid to such executive officer was approved by the Board; (ii) transactions involving compensation and benefits paid to the EQGP General Partner’s directors for service as a director; (iii) transactions on competitive business terms with another company in which a director or immediate family member of the director's only relationship is as an employee or executive officer, a director, or beneficial owner of less than 10% of that company's shares, provided that the amount involved does not exceed the greater of $1,000,000 or 2% of the other company's consolidated gross revenues; (iv) transactions where the interest of the Related Person arises solely from the ownership of a class of equity securities of EQGP, and all holders of that class of equity securities receive the same benefit on a pro rata basis; (v) transactions where the rates or charges involved are determined by competitive bids; (vi) transactions involving the rendering of services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental regulation; (vii) transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services; and (viii) any charitable contribution, grant or endowment by EQGP or any affiliated charitable foundation to a charitable or non-profit organization, foundation or university in which a Related Person's only relationship is as an employee or a director or trustee, if the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of the recipient's consolidated gross revenues.

If, after applying these categorical standards and weighing all of the facts and circumstances, management determines that a proposed transaction is a Related Person Transaction, management must present the proposed transaction to the Board for review or, if impracticable under the circumstances, to the chairman of the Board. The Board must then either approve or reject the transaction in accordance with the terms of the policy taking into account all facts and circumstances, including (i) the benefits to EQGP of the transaction; (ii) the terms of the transaction; (iii) the terms available to unaffiliated third parties and employees generally; (iv) the extent of the affected director or executive officer's interest in the transaction; and (v) the potential for the transaction to affect the individual's independence or judgment. The Board of the EQGP General Partner may, but is not required to, seek the approval of the Conflicts Committee for the resolution of any related person transaction.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships among EQGP, EQT, EQM, the EQGP General Partner and the EQM General Partner and any of their affiliates on the one hand, and EQGP and its limited partners, on the other hand. Like EQM, the EQGP General Partner is controlled by EQT. Accordingly, EQT has the ability to elect, remove and replace the directors and officers of the EQGP General Partner and the directors and officers of the EQM General Partner. The directors and officers of the EQGP General Partner have duties to manage the EQGP General Partner in a manner beneficial to its owner, EQT. At the same time, the EQGP General Partner has a duty to manage EQGP in a manner beneficial to EQGP and its unitholders. The Delaware Revised Uniform Limited Partnership Act (the Delaware Act) provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by a general partner to limited partners and the partnership. Pursuant to these provisions, EQGP’s partnership agreement contains various provisions replacing the fiduciary duties that would otherwise be owed by its general partner with contractual standards governing the duties of the general partner and the methods of resolving conflicts of interest. EQGP’s partnership agreement also specifically defines the remedies available to limited partners for actions taken that, without these defined liability standards, might constitute breaches of fiduciary duty under applicable Delaware law.

Three of the EQGP General Partners’ directors and all of its officers are also officers and/or directors of the EQM General Partner, which has duties to manage the business of EQM in a manner beneficial to EQM and its unitholders. Additionally, all of the EQGP General Partner’s officers are also officers of EQT, and two of the EQGP General Partner’s directors are also directors of EQT. Consequently, these directors and officers may encounter situations in which their obligations to EQM or EQT, as applicable, on the one hand, and EQGP, on the other hand, are in conflict.

Whenever a conflict arises between the EQGP General Partner or its affiliates, including EQM, on the one hand, and EQGP or any of its unitholders, on the other, the EQGP General Partner will resolve that conflict. The EQGP General Partner may seek the approval of such resolution from the Conflicts Committee of the Board. There is no requirement that the EQGP General Partner seek the approval of the Conflicts Committee for the resolution of any conflict, and, under EQGP’s partnership agreement, the EQGP General Partner may decide to seek such approval or resolve a conflict of interest in any other way permitted by EQGP’s partnership agreement, as described below, in its sole discretion. The EQGP General Partner will decide whether to refer the matter to the Conflicts Committee on a case-by-case basis. An independent third party is not required to evaluate the fairness of the resolution.

The EQGP General Partner will not be in breach of its obligations under the partnership agreement or its duties to EQGP or its limited partners if the resolution of the conflict is:

•	approved by the Conflicts Committee of the EQGP General Partner, although the EQGP General Partner is under no obligation to seek such approval;

•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by the EQGP General Partner or any of its affiliates;

•	determined by the Board to be on terms no less favorable to EQGP than those generally being provided to or available from unrelated third parties; or

•
determined by the Board to be fair and reasonable to EQGP, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to EQGP.

.
If the EQGP General Partner does not seek approval from the Conflicts Committee and the Board determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, the Board acted in good faith, and in any proceeding brought by or on behalf of any limited partner or EQGP challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. In resolving conflicts of interest under the standard set forth in the fourth bullet point above, the EQGP partnership agreement permits the Board to take into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to EQGP, in determining what is fair and reasonable to EQGP. Fair and reasonable is not defined in the EQGP partnership agreement and what constitutes fair and reasonable will depend on the circumstances. Furthermore, the EQGP partnership agreement permits the EQGP General Partner Board to consult with legal counsel, investment bankers and other advisors in making decisions, though the extent to which the Board will seek such advice will depend on the facts and circumstances of the transaction being considered. If the EQGP General Partner Board reasonably believes that advice or an opinion provided by such advisors is within such person's professional or expert competence, then any act taken in reliance upon such advice or opinion will conclusively be deemed to be fair and reasonable. Unless the resolution of a conflict is specifically provided for in EQGP’s partnership agreement, the EQGP General Partner or the Conflicts Committee of its Board may consider any factors it determines in good faith to consider when resolving a conflict. When EQGP’s partnership agreement requires someone to act in good faith, it requires that person to subjectively believe that he is acting in the best interests of EQGP or meets the specified standard, for example, a transaction on terms no less favorable to EQGP than those generally being provided to or available from unrelated third parties.

Director Independence

The NYSE does not require a listed publicly traded limited partnership, such as EQGP, to have a majority of independent directors on the board of directors of its general partner. To assist it in determining the independence of the directors of the EQGP General Partner, the Board established guidelines, which are included in its corporate governance guidelines and conform to the independence requirements under the NYSE listing standards. For a discussion of the independence of the Board, please see Item 10, “Directors, Executive Officers and Corporate Governance-Committees of the Board of Directors.”

Item 14.  Principal Accounting Fees and Services

Ernst & Young LLP served as EQGP’s independent auditor for the year ended December 31, 2015. The following chart details the fees billed to EQGP by Ernst & Young LLP during 2015:

Year Ended December 31,
2015
Audit fees (1)	$292,000
Tax fees	—
All other fees	—
Total	$292,000

(1)
Includes fees for the audit of EQGP’s annual financial statements reviews of financial statements included in EQGP’s quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements, including consents. Excludes $0.6 million in audit fees paid by EQT related to EQGP's IPO.

The Audit Committee of the EQGP General Partner has adopted a policy regarding the services of its independent auditors under which EQGP’s independent accounting firm is not allowed to perform any service that may have the effect of jeopardizing the independent public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements

•	Financial information systems design and implementation

•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports

•	Actuarial services

•	Internal audit outsourcing services

•	Management functions

•	Human resources functions

•	Broker-dealer, investment adviser or investment banking services

•	Legal services

•	Expert services unrelated to the audit

•	Prohibited tax services

All audit and permitted non-audit services must be pre-approved by the Audit Committee. The Audit Committee has delegated specific pre-approval authority with respect to audit and permitted non-audit services to the Chairman of the Audit Committee but only where pre-approval is required to be acted upon prior to the next Audit Committee meeting and where the aggregate audit and permitted non-audit services fees are not more than $75,000. The Audit Committee encourages management to seek pre-approval from the Audit Committee at its regularly scheduled meetings.

The Audit Committee of the EQM General Partner approves all audit and permitted non-audit services pertaining to EQM and its subsidiaries. All fees associated with such services are reported to the EQGP General Partner’s Audit Committee at its next meeting. Ernst & Young LLP also served as the independent auditor for EQM during 2014 and 2015 and in connection with such service billed EQM for the following fees:

•
2015: $1,171,936 ($1,119,436 for the audit of EQM’s annual financial statements and internal control over financial reporting, reviews of financial statements included in EQM’s quarterly reports, comfort letter procedures and attest engagements required by statute or regulation and $52,500 for audit-related fees associated with EQM acquisitions from EQT and attest engagements not required by statue or regulation); and

•
2014: $1,358,958 ($711,458 for the audit of EQM’s annual financial statements and internal control over financial reporting, reviews of financial statements included in EQM’s quarterly reports, comfort letter procedures and attest engagements required by statute or regulation and $647,500 for audit-related fees associated with EQM acquisitions from EQT).

The Audit Committee of the EQGP General Partner has approved the appointment of Ernst & Young LLP as EQGP’s independent auditor to conduct the audit of EQGP’s consolidated financial statements for the year ended December 31, 2016.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1	Financial Statements
		The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.
	2	Financial Statement Schedules
		All schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.
	3	Exhibits
		The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

EQT GP HOLDINGS, LP

INDEX TO FINANCIAL STATEMENTS COVERED
BY REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

1.              The following consolidated financial statements of EQT GP Holdings, LP and Subsidiaries are included in Item 8:

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
2.1
Agreement and Plan of Merger, dated as of July 15, 2013, by and among EQT Investments Holdings, LLC, EQT Midstream Services, LLC, Sunrise Pipeline, LLC, EQT GP Holdings, LP and Equitrans, L.P. EQT Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on July 15, 2013.
2.2
Contribution Agreement, dated as of April 30, 2014, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Gathering Opco, LLC and EQT Gathering, LLC. EQT GP Holdings, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on April 30, 2014.
2.3
Contribution and Sale Agreement, dated as of March 10, 2015, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Gathering Opco, LLC, EQT Corporation, EQT Gathering, LLC, EQT Energy Supply Holdings, LP, and EQT Energy, LLC. EQT GP Holdings, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on March 10, 2015.
3.1	Certificate of Limited Partnership of EQT GP Holdings, LP.	Incorporated herein by reference to Exhibit 3.1 to EQT GP Holdings, LP's Form S-1 Registration Statement (#333-202053) filed on February 12, 2015.
3.2	First Amended and Restated Agreement of Limited Partnership of EQT GP Holdings, LP, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 3.1 to EQT GP Holdings, LP's Form 8-K (#001-37380) filed on May 15, 2015.
3.3	Certificate of Formation of EQT GP Services, LLC	Incorporated herein by reference to Exhibit 3.3 to EQT GP Holdings, LP’s Form S-1 Registration Statement (#333-202053) filed on February 12, 2015.
3.4	First Amended and Restated Limited Liability Company Agreement of EQT GP Services, LLC, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 3.2 to EQT GP Holdings, LP’s Form 8-K (#001-37380) filed on May 15, 2015.
3.5	Certificate of Limited Partnership of EQT Midstream Partners, LP.	Incorporated herein by reference to Exhibit 3.1 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.
3.6	First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated as of July 2, 2012.	Incorporated herein by reference to Exhibit 3.2 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on July 2, 2012.
3.7	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated as of July 24, 2014.	Incorporated herein by reference to Exhibit 3.1 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.
3.8	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated as of July 23, 2015.	Incorporated herein by reference to Exhibit 3.1 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended June 30, 2015.
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
3.9	Certificate of Formation of EQT Midstream Services, LLC.	Incorporated herein by reference to Exhibit 3.3 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.
3.10	Third Amended and Restated Limited Liability Company Agreement of EQT Midstream Services, LLC, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 3.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on May 15, 2015.
4.1	Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on August 1, 2014.
4.2
First Supplemental Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.2 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on August 1, 2014.
10.1
Contribution, Conveyance and Assumption Agreement, dated as of July 2, 2012, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, Equitrans Investments, LLC, Equitrans, L.P., Equitrans Services, LLC, EQT Midstream Investments, LLC, EQT Investments Holdings, LLC, ET Blue Grass, LLC and EQT Corporation.
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on July 2, 2012.
10.2	Contribution, Conveyance and Assumption Agreement, dated as of April 13, 2015, by and among EQT Gathering Holdings, LLC, EQT Gathering, LLC, EQT GP Holdings, LP and EQT GP Services, LLC.	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to EQT GP Holdings, LP’s Form S-1 Registration Statement (#333-202053) filed on April 23, 2015.
10.3	Agreement of Merger of EQT Midstream Investments, LLC with and into EQT GP Holdings, LP, dated as of April 13, 2015.	Incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to EQT GP Holdings, LP’s Form S-1 Registration Statement (#333-202053) filed on April 23, 2015.
10.4	Contribution, Conveyance and Assumption Agreement, dated as of April 14, 2015, by and between EQT Gathering Holdings, LLC and EQT GP Corporation.	Incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to EQT GP Holdings, LP’s Form S-1 Registration Statement (#333-202053) filed on April 23, 2015.
10.5	Assignment and Assumption Agreement, dated as of March 30, 2015, by and among EQT Gathering, LLC, EQT Midstream Partners, LP and MVP Holdco, LLC.	Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-35574) for the quarterly period ended March 31, 2015.
10.6	Omnibus Agreement, dated as of May 15, 2015, by and among EQT GP Holdings, LP, EQT GP Services, LLC and EQT Corporation.	Incorporated herein by reference to Exhibit 10.1 to EQT GP Holdings, LP’s Form 8-K (#001-37380) filed on May 15, 2015.
10.7(a)	Omnibus Agreement, dated as of July 2, 2012, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Corporation.	Incorporated herein by reference to Exhibit 10.2 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on July 2, 2012.
10.7(b)	Amendment No. 1 to Omnibus Agreement, effective as of January 1, 2015, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Corporation.	Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on March 17, 2015.
10.8	Amended and Restated Operation and Management Services Agreement, dated as of May 7, 2014, by and among Equitrans, L.P., EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Gathering, LLC.	Incorporated herein by reference to Exhibit 10.3 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2014.
10.9	Working Capital Loan Agreement, dated as of May 15, 2015, by and between EQT GP Holdings, LP and EQT Corporation.	Incorporated herein by reference to Exhibit 10.2 to EQT GP Holdings, LP’s Form 8-K (#001-37380) filed on May 15, 2015.
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
10.10(a)
Amended and Restated Revolving Credit Agreement, dated as of February 18, 2014, by and among EQT Midstream Partners, LP, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on February 18, 2014.
10.10(b)
First Amendment to Amended and Restated Credit Agreement and Release of Guarantors, dated as of January 22, 2015, by and among EQT Midstream Partners, LP, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on January 22, 2015.
10.11*	EQT GP Services, LLC 2015 Long-Term Incentive Plan, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 10.3 to EQT GP Holdings, LP’s Form 8-K (#001-37380) filed on May 15, 2015.
10.12*	Form of EQT GP Holdings, LP Phantom Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to EQT GP Holdings, LP’s Form S-1 Registration Statement (#333-202053) filed on April 1, 2015.
10.13*	Form of EQT GP Services, LLC Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to EQT GP Holdings, LP’s Form S-1 Registration Statement (#333-202053) filed on April 1, 2015.
10.14*	EQT Midstream Services, LLC 2012 Long-Term Incentive Plan, dated as of July 2, 2012.	Incorporated herein by reference to Exhibit 10.5 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on July 2, 2012.
10.15*	Form of EQT Midstream Partners, LP Phantom Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.16*	Form of TSR Performance Award Agreement.	Incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.17*	Form of EQT 2014 Value Driver Performance Award Agreement	Incorporated herein by reference to Exhibit 10.9 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2014.
10.18(a)*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 29, 2015, by and between EQT Corporation and Theresa Z. Bone.	Incorporated herein by reference to Exhibit 10.3 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended September 30, 2015.
10.18(b)*	Amended and Restated Change of Control Agreement, dated as February 19, 2013, by and between EQT Corporation and Theresa Z. Bone.	Incorporated herein by reference to Exhibit 10.23 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2014.
10.18(c)*	Termination of Amended and Restated Change of Control Agreement, dated as of July 29, 2015, by and between EQT Corporation and Theresa Z. Bone.	Incorporated herein by reference to Exhibit 10.4 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended September 30, 2015.
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
10.19*	Form of EQT Midstream Services, LLC Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.15 to Amendment No. 3 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on June 5, 2012.
10.20(a)	Sublease Agreement, effective as of March 1, 2011, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.20(b)	Amendment of Sublease Agreement, dated as of April 5, 2012, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.21	EQT Guaranty dated as of April 25, 2012, executed by EQT Corporation in favor of Equitrans, L.P.	Incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.22	Sunrise Facilities Amended and Restated Lease Agreement by and between Equitrans, L.P. and Sunrise Pipeline, L.L.C., as amended and restated as of October 25, 2012.	Incorporated herein by reference to Exhibit 10.19 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended September 30, 2012.
10.23	Form of Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS by and between Equitrans, L.P. and Equitable Gas Company, LLC.	Incorporated herein by reference to Exhibit 10.9 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.24	Form of Transportation Service Agreement Applicable to No-Notice Firm Transportation Service Under Rate Schedule NOFT by and between Equitrans, L.P. and Equitable Gas Company, LLC.	Incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.25	Agreement to Extend Services Agreements, dated as of December 10, 2013, by and between Equitrans, L.P. and Equitable Gas Company, LLC.	Incorporated herein by reference to Exhibit 10.10 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2013.
10.26
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 18679-852, dated as of December 20, 2013, by and between Equitrans, L.P. and EQT Energy, LLC.

Incorporated herein by reference to Exhibit 10.16 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2013.
10.27	Sunrise Expansion Precedent Agreement, dated as of May 30, 2013, by and between Equitrans, L.P. and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.17 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2013.
10.28	Precedent Agreement, dated as of July 23, 2014, by and between Equitrans, L.P. and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.2 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
10.29
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 20242-852, dated as of September 24, 2014, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated by reference to Exhibit 10.5 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended September 30, 2015.
10.30	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, dated as of January 8, 2016, by and between Equitrans, L.P. and EQT Energy, LLC.	Incorporated by reference to Exhibit 10.23 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2015.
10.31(a)
Jupiter Gas Gathering Agreement, effective as of May 1, 2014, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC), on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.
10.31(b)
Amendment No. 1 to Jupiter Gas Gathering Agreement, dated as of December 17, 2014, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.24(b) to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2015.
10.31(c)
Amendment No. 2 to Jupiter Gas Gathering Agreement, dated as of October 26, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.24(c) to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2015.
10.32(a)
Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, effective as of March 1, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC), on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.2 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on March 31, 2015.
10.32(b)
Amendment No. 1 to Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, dated as of September 18, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.25(b) to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2015.
10.33
Gas Gathering Agreement for the WG-100 Gas Gathering System, effective as of March 1, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC), on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.3 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on March 31, 2015.
10.34(a)
Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of March 10, 2015, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Vega Midstream MVP LLC, VED NPI IV, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on March 31, 2015.
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
10.34(b)
Exhibit A to Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of March 10, 2015, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Vega Midstream MVP LLC, VED NPI IV, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC (as amended effective as of October 1, 2015).
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended September 30, 2015.
12.1	Ratio of Earnings to Fixed Charges.	Filed herewith as Exhibit 12.1.
21.1	List of Subsidiaries of EQT GP Holdings, LP.	Filed herewith as Exhibit 21.1.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith as Exhibit 23.1.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQT GP Holdings, LP

By: EQT GP Services, LLC, its General Partner

By:	/s/ DAVID L. PORGES
David L. Porges
President and Chief Executive Officer
February 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID L. PORGES	Chairman, President and Chief Executive Officer	February 11, 2016
David L. Porges
(Principal Executive Officer)

/s/ PHILIP P. CONTI	Director, Senior Vice President and Chief Financial Officer	February 11, 2016
Philip P. Conti
(Principal Financial Officer)

/s/ THERESA Z. BONE	Vice President, Finance and Chief Accounting Officer	February 11, 2016
Theresa Z. Bone
(Principal Accounting Officer)

/s/ KIMBERLY T. FLEMING	Director	February 11, 2016
Kimberly T. Fleming

/s/ LEWIS B. GARDNER	Director	February 11, 2016
Lewis B. Gardner

/s/ STEVEN T. SCHLOTTERBECK	Director	February 11, 2016
Steven T. Schlotterbeck

/s/ STEPHEN A. THORINGTON	Director	February 11, 2016
Stephen A. Thorington