Form 10-Q
period 2016-03-31
EQT GP Holdings, LP
filed 2016-04-28
CIK 1632933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of March 31, 2016, there were 266,165,000 Common Units outstanding.

EQT GP HOLDINGS, LP AND SUBSIDIARIES

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA – a supplemental non-GAAP financial measure defined by EQT Midstream Partners, LP and subsidiaries (collectively, EQM) as EQM's net income plus interest expense, depreciation and amortization expense,  income tax expense (if applicable) and non-cash long-term compensation expense less equity income, AFUDC – equity, capital lease payments and NWV Gathering adjusted EBITDA prior to the NWV Gathering Acquisition.

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

distributable cash flow – a supplemental non-GAAP financial measure defined by EQM as EQM's adjusted EBITDA less interest expense excluding capital lease interest, capitalized interest and AFUDC - debt, and ongoing maintenance capital expenditures net of expected reimbursements.

EQGP omnibus agreement – the agreement entered into among EQT GP Holdings, LP and subsidiaries (collectively, EQGP), its general partner and EQT Corporation and subsidiaries (collectively, EQT) in connection with EQGP’s initial public offering, pursuant to which EQT agreed to provide EQGP with, and EQGP agreed to reimburse EQT for, certain general and administrative services, and a license to use the name “EQT” and related marks in connection with EQGP’s business.

EQM omnibus agreement – the agreement, as amended, entered into among EQM, its general partner, and EQT in connection with EQM's initial public offering, pursuant to which EQT agreed to provide EQM with, and EQM agreed to reimburse EQT for, certain general and administrative services and a license to use the name “EQT” and related marks in connection with EQM’s business. The EQM omnibus agreement also provides for certain indemnification obligations between EQM and EQT.

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

MVP Interest Acquisition – On March 30, 2015, EQM assumed from EQT the membership interests in MVP Holdco, LLC (MVP Holdco), the owner of an interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture), which at the time was an indirect wholly owned subsidiary of EQT.

NWV Gathering Acquisition – On March 17, 2015, EQT contributed the Northern West Virginia Marcellus gathering system (NWV Gathering) to EQM Gathering Opco, LLC (EQM Gathering), an indirect wholly owned subsidiary of EQM.

Preferred Interest Acquisition – On April 15, 2015, pursuant to the NWV Gathering Acquisition contribution and sale agreement, EQM acquired a preferred interest (the Preferred Interest) in EQT Energy Supply, LLC (EES), which at the time was an indirect wholly owned subsidiary of EQT.

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
MMcf  = million cubic feet

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

EQT GP HOLDINGS, LP AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited) (1)

	Three Months Ended March 31,
	2016	2015
	(Thousands, except per unit amounts)
Operating revenues (2)	$180,601	$154,811
Operating expenses:
Operating and maintenance (3)	16,645	14,479
Selling, general and administrative (3)	17,249	15,653
Depreciation and amortization	15,478	11,927
Total operating expenses	49,372	42,059
Operating income	131,229	112,752
Other income (4)	7,137	714
Interest expense (5)	10,257	11,457
Income before income taxes	128,109	102,009
Income tax expense	—	20,334
Net income	128,109	81,675
Net income attributable to noncontrolling interests	77,787	47,741
Net income attributable to EQT GP Holdings, LP	$50,322	$33,934

Net income per limited partner unit – basic and diluted	$0.19	N/A
Weighted average number of common units outstanding – basic and diluted	266,173	N/A

Cash distributions declared per unit (6)	$0.134	N/A

(1)
Financial statements for the three months ended March 31, 2015 included the results of NWV Gathering for the entire period presented as a result of the NWV Gathering Acquisition on March 17, 2015. See Note B.

(2)	Operating revenues included affiliate revenues from EQT of $131.4 million and $106.6 million for the three months ended March 31, 2016 and 2015, respectively. See Note E.

(3)
Operating and maintenance expense included charges from EQT of $8.0 million and $7.6 million for the three months ended March 31, 2016 and 2015, respectively. Selling, general and administrative expense included charges from EQT of $15.0 million and $12.8 million for the three months ended March 31, 2016 and 2015, respectively. See Note E.

(4)	For the three months ended March 31, 2016, other income included distributions received from EES of $2.8 million and equity income from the MVP Joint Venture of $1.6 million. See Note F.

(5)	Interest expense included interest on a capital lease with an affiliate of $5.4 million and $5.9 million for the three months ended March 31, 2016 and 2015, respectively.

(6)	Represents the cash distributions declared related to the period presented. See Note K.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited) (1)

	Three Months Ended March 31,
	2016	2015
	(Thousands)
Cash flows from operating activities:
Net income	$128,109	$81,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,478	11,927
Deferred income taxes	—	(183,840)
Equity income	(1,589)	—
AFUDC – equity	(2,472)	(714)
Non-cash long-term compensation expense	325	566
Changes in other assets and liabilities:
Accounts receivable	(593)	32
Accounts payable	(603)	(4,784)
Due to/from EQT affiliates	(16,103)	213,092
Other assets and other liabilities	(4,981)	(3,295)
Net cash provided by operating activities	117,571	114,659
Cash flows from investing activities:
Capital expenditures	(104,777)	(91,415)
MVP Interest Acquisition and capital contributions to the MVP Joint Venture	(11,430)	(54,229)
Sales of interests in the MVP Joint Venture	12,533	—
Acquisitions – net assets from EQT	—	(386,791)
Net cash used in investing activities	(103,674)	(532,435)
Cash flows from financing activities:
Proceeds from the issuance of EQM common units, net of offering costs	—	696,681
Acquisitions – purchase price in excess of net assets from EQT	—	(486,392)
Proceeds from EQM credit facility borrowings	71,000	390,000
Payments of EQM credit facility borrowings	(361,000)	(91,000)
Proceeds from the EQGP Working Capital Facility loan, net of payments	139	—
Distributions paid to noncontrolling interest owners of EQM	(39,553)	(22,845)
Net distributions to EQT	—	(23,866)
Capital lease principal payments	(2,451)	(4,477)
Distributions to EQGP unitholders	(32,472)	—
Net cash (used in) provided by financing activities	(364,337)	458,101

Net change in cash and cash equivalents	(350,440)	40,325
Cash and cash equivalents at beginning of period	350,815	171,291
Cash and cash equivalents at end of period	$375	$211,616

Cash paid during the period for:
Interest, net of amount capitalized	$16,375	$17,316
Non-cash activity during the period for:
Increase in capital lease asset/obligation	$16,498	$3,087
Increase in MVP Joint Venture investment/payable for capital contributions (see Note F)	13,864	—
Limited partner and general partner units issued for acquisitions	—	52,500
Net settlement of current income taxes payable with EQT	$—	$379,656

(1)
Financial statements for the three months ended March 31, 2015 included the results of NWV Gathering for the entire period presented as a result of the NWV Gathering Acquisition on March 17, 2015. See Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS	(Thousands, except number of units)
Current assets:
Cash and cash equivalents	$375	$350,815
Accounts receivable (net of allowance for doubtful accounts of $255 as of March 31, 2016 and $238 as of December 31, 2015)	17,724	17,131
Accounts receivable – affiliate	81,000	77,925
Other current assets	3,077	2,111
Total current assets	102,176	447,982

Property, plant and equipment	2,362,196	2,228,967
Less: accumulated depreciation	(274,133)	(258,974)
Net property, plant and equipment	2,088,063	1,969,993

Investments in unconsolidated entities	215,995	201,342
Other assets	14,452	14,950
Total assets	$2,420,686	$2,634,267

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$46,367	$35,909
Due to related party	21,154	34,196
Credit facility borrowings	9,000	299,000
Capital contribution payable to MVP Joint Venture	13,864	—
Accrued interest	3,339	8,753
Accrued liabilities	16,253	12,465
Total current liabilities	109,977	390,323

Long-term debt	493,594	493,401
Lease obligation	184,765	175,660
Other long-term liabilities	8,730	7,834
Total liabilities	797,066	1,067,218

Equity and partners’ capital:
Common units (266,165,000 issued and outstanding at March 31, 2016 and December 31, 2015)	(1,186,328)	(1,204,509)
Noncontrolling interests	2,809,948	2,771,558
Total equity and partners’ capital	1,623,620	1,567,049
Total liabilities, equity and partners’ capital	$2,420,686	$2,634,267

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
Statements of Consolidated Equity and Partners’ Capital (Unaudited) (1)

	Partners' Capital		Noncontrolling Interests in Consolidated Subsidiaries	Total Equity and Partners' Capital
	Parent Net Investment	Common Units
	(Thousands)
Balance at January 1, 2015	$(775,342)	$—	$1,787,340	$1,011,998
Net income	33,934	—	47,741	81,675
Equity-based compensation plans	571	—	—	571
Distributions to noncontrolling interest owners of EQM	—	—	(22,845)	(22,845)
Acquisitions from affiliates	(925,683)	—	—	(925,683)
Net distributions to EQT	355,790	—	—	355,790
EQM equity transactions (2)	52,500	—	696,681	749,181
Changes in ownership of EQM, net	119,557	—	(192,511)	(72,954)
Balance at March 31, 2015	$(1,138,673)	$—	$2,316,406	$1,177,733

Balance at January 1, 2016	$—	$(1,204,509)	$2,771,558	$1,567,049
Net income	—	50,322	77,787	128,109
Capital contributions	—	162	—	162
Equity-based compensation plans	—	169	156	325
Distributions to noncontrolling interest owners of EQM	—	—	(39,553)	(39,553)
Distributions to EQGP unitholders	—	(32,472)	—	(32,472)
Balance at March 31, 2016	$—	$(1,186,328)	$2,809,948	$1,623,620

(1)
Financial statements for the three months ended March 31, 2015 included the results of NWV Gathering for the entire period presented as a result of the NWV Gathering Acquisition on March 17, 2015. See Note B.

(2)	Includes the impact of EQM's public equity offerings and units issued in connection with acquisitions from EQT as described in Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP Holdings, LP and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

A.    Financial Statements

Organization

On May 15, 2015, EQGP completed its IPO. EQGP was formed in January 2015 as a Delaware limited partnership and wholly owned subsidiary of EQT Gathering Holdings, LLC (EQT Gathering Holdings), which is a Delaware limited liability company and wholly owned subsidiary of EQT. EQGP was formed to own EQT's partnership interests in EQM, a growth-oriented Delaware limited partnership formed by EQT to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQT Midstream Services, LLC (EQM General Partner) is a direct wholly owned subsidiary of EQGP and is EQM's general partner. EQT GP Services, LLC (EQGP General Partner) is a wholly owned subsidiary of EQT and is EQGP's general partner.

For accounting purposes, the historical financial statements of EQGP for the time periods prior to the completion of the IPO (the Predecessor) include the assets, liabilities and results of operations of EQM. Prior to the IPO, EQT directly held partnership interests in EQM through wholly owned subsidiaries, including the EQM General Partner. Prior to the closing of the IPO, those subsidiaries merged with and into EQGP and EQT contributed 100% of the outstanding limited liability company interests in the EQM General Partner to EQGP.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQGP as of March 31, 2016 and December 31, 2015, and the results of its operations, cash flows and equity and partners' capital for the three months ended March 31, 2016 and 2015. Certain previously reported amounts have been reclassified to conform to the current year presentation. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

EQGP has no independent operations and EQGP's only cash-generating assets consist of its partnership interests in EQM. EQGP’s financial statements differ from those of EQM primarily as a result of noncontrolling interest ownership attributable to the publicly held limited partner interests in EQM, additional expenses incurred by EQGP which include selling, general and administrative expenses, interest expense net of interest income and incremental income tax expense for the period prior to the EQGP IPO. Because the EQM General Partner is a wholly owned subsidiary of EQGP and controls EQM through its general partner interest, EQM is consolidated by EQGP.

NWV Gathering was a business and the NWV Gathering Acquisition was a transaction between entities under common control; therefore, EQM recorded the assets and liabilities of NWV Gathering at their carrying amounts to EQT on the date of the transaction. The difference between EQT’s net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in partners’ capital. EQM recast its consolidated financial statements to retrospectively reflect the NWV Gathering Acquisition as if the business was owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if EQM had owned it during the periods reported.

Due to the seasonal nature of EQM’s utility customer contracts, the interim statements for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQGP's Annual Report on Form 10-K for the year ended December 31, 2015 as well as “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. The standard changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. EQGP adopted this standard in the first quarter of 2016 which had no significant impact on reported results. See Note J for additional disclosures required as a result of the adoption of this standard.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The changes primarily affect the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This standard will eliminate the cost method of accounting for equity investments. The ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption of certain provisions permitted. EQGP is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. EQGP is currently evaluating the impact this standard will have on its financial statements and related disclosures.

B.    Acquisitions

NWV Gathering Acquisition

On March 17, 2015, EQT contributed NWV Gathering to EQM Gathering. EQM paid total consideration of approximately $925.7 million to EQT, consisting of approximately $873.2 million in cash, 511,973 EQM common units and 178,816 EQM general partner units.

MVP Interest Acquisition

On March 30, 2015, EQM assumed from EQT 100% of the membership interests in MVP Holdco, the owner of the MVP Interest in the MVP Joint Venture, for approximately $54.2 million. The cash payment represented EQM's reimbursement to EQT for 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. See Note F.

Preferred Interest Acquisition

On April 15, 2015, pursuant to the NWV Gathering Acquisition contribution and sale agreement, EQM acquired the Preferred Interest in EES from EQT for approximately $124.3 million. EES generates revenue from services provided to a local distribution company. See Note F.

C.     Equity and Partners' Capital

Holdings of EQGP Equity

On May 15, 2015, EQGP completed its IPO of 26,450,000 common units representing limited partner interests. All of the common units sold in the IPO were sold by EQT Gathering Holdings. EQGP did not receive any proceeds from, or incur any expenses in connection with, the completion of the IPO.

As of March 31, 2016, EQT indirectly held 239,715,000 EQGP common units, representing a 90.1% limited partner interest, and the entire non-economic general partner interest in EQGP while the public held 26,450,000 EQGP common units, representing a 9.9% limited partner interest in EQGP.

Net Income Per Limited Partner Unit

Net income attributable to periods prior to the closing of EQGP's IPO is attributable to subsidiaries of EQT and has been excluded from the limited partners' interest in net income. The weighted average phantom unit awards included in the calculations of both basic and diluted weighted average limited partner units outstanding included 7,662 phantom units for the three months ended March 31, 2016.

Holdings of EQM Equity

As of March 31, 2016, EQGP and its subsidiaries owned 21,811,643 EQM common units, representing a 27.6% limited partner interest, 1,443,015 EQM general partner units, representing the 1.8% general partner interest, and all of the incentive distribution rights (IDRs) in EQM. As of March 31, 2016, the public held 55,820,806 EQM common units, representing a 70.6% limited partner interest in EQM.

The following table summarizes EQM's common, subordinated and general partner units issued from January 1, 2015 through March 31, 2016.

	EQM Limited Partner Units		EQM General Partner Units
	Common	Subordinated		Total
Balance at January 1, 2015	43,347,452	17,339,718	1,238,514	61,925,684
Conversion of subordinated units to common units	17,339,718	(17,339,718)	—	—
2014 EQM VDA issuance	21,063	—	430	21,493
March 2015 equity offering	9,487,500	—	25,255	9,512,755
NWV Gathering Acquisition consideration	511,973	—	178,816	690,789
$750 million "At the Market" (ATM) Program	1,162,475	—	—	1,162,475
November 2015 equity offering	5,650,000	—	—	5,650,000
Balance at December 31, 2015	77,520,181	—	1,443,015	78,963,196
2014 EQM VDA issuance	19,796	—	—	19,796
EQM Total Return Program issuance	92,472	—	—	92,472
Balance at March 31, 2016	77,632,449	—	1,443,015	79,075,464

In February 2016, EQM issued 19,796 common units under the 2014 EQM Value Driver Award (2014 EQM VDA) and 92,472 common units under the EQM Total Return Program, which were compensation programs for EQT employees performing work for EQM. The awards were granted in January 2014 and July 2012, respectively.

D.    Financial Information by Business Segment

	Three Months Ended March 31,
	2016	2015
	(Thousands)
Revenues from external customers (including affiliates):
Gathering	$93,316	$75,450
Transmission and storage	87,285	79,361
Total	$180,601	$154,811

Operating income:
Gathering	$70,055	$55,462
Transmission and storage	62,131	57,290
Headquarters	(957)	—
Total operating income	$131,229	$112,752

Reconciliation of operating income to net income:
Other income	7,137	714
Interest expense	10,257	11,457
Income tax expense	—	20,334
Net income	$128,109	$81,675

	March 31, 2016	December 31, 2015
	(Thousands)
Segment assets:
Gathering	$1,028,169	$963,877
Transmission and storage	1,168,248	1,110,027
Total operating segments	2,196,417	2,073,904
Headquarters, including cash	224,269	560,363
Total assets	$2,420,686	$2,634,267

	Three Months Ended March 31,
	2016	2015
	(Thousands)
Depreciation and amortization:
Gathering	$6,769	$5,159
Transmission and storage	8,709	6,768
Total	$15,478	$11,927

Expenditures for segment assets:
Gathering	$69,431	$36,269
Transmission and storage	46,407	21,462
Total (1)	$115,838	$57,731

 (1)  EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid.  These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $29.4 million and $17.4 million at March 31, 2016 and 2015, respectively.

E.    Related Party Transactions

In the ordinary course of business, EQGP and EQM have transactions with EQT and its affiliates. EQM has various contracts with affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements. EQGP and EQM each have an omnibus agreement with EQT. Pursuant to the omnibus agreements, EQT performs centralized corporate, general and administrative services for EQGP and EQM. In exchange, EQGP and EQM reimburse EQT for the expenses incurred in providing these services, including direct and indirect costs and expenses attributable to EQT's long-term incentive programs. Pursuant to an operation and management services agreement, EQT Gathering, LLC (EQT Gathering), an indirect wholly owned subsidiary of EQT, provides EQM’s pipelines and storage facilities with certain operational and management services.  EQM reimburses EQT Gathering for such services pursuant to the terms of the omnibus agreement.  The expenses for which EQGP and EQM reimburse EQT and its subsidiaries may not necessarily reflect the actual expenses that EQGP and EQM would incur on a stand-alone basis and EQGP and EQM are unable to estimate what those expenses would be on a stand-alone basis. See also Note B, Note C, Note F and Note G for further discussion of related party transactions.

F.    Investments in Unconsolidated Entities

MVP Joint Venture

The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of March 31, 2016. The MVP Joint Venture has been determined to be a variable interest entity because the MVP Joint Venture has insufficient equity to finance activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions, including, but not limited to, decisions about operating and construction budgets, project construction schedule, material contracts or precedent agreements, indebtedness, significant acquisitions or dispositions, material regulatory filings and strategic decisions require the approval of owners holding more than a 66 2/3% interest in the joint venture and no one member owns more than a 66 2/3% interest. EQM accounted for the MVP Interest as an equity method investment as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture.

The value of the equity method investment recorded on the consolidated balance sheets was approximately $91.7 million and $77.0 million as of March 31, 2016 and December 31, 2015, respectively. On February 15, 2016, the MVP Joint Venture issued a capital call notice to MVP Holdco for a total amount of $13.9 million, of which $9.4 million was paid on April 15, 2016 and the remaining $4.5 million is expected to be paid on May 16, 2016. The capital contribution payable has been reflected on the consolidated balance sheet as of March 31, 2016 with a corresponding increase to EQM's investment in the MVP Joint Venture.

For the three months ended March 31, 2016, equity income of $1.6 million was reported in other income in the statements of consolidated operations related to EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP.

On January 21, 2016, an affiliate of Consolidated Edison, Inc. (ConEd) acquired a 12.5% interest in the MVP Joint Venture, 8.5% of which was purchased from EQM. EQM received a cash payment of approximately $12.5 million which represented EQM's proportional capital contributions to the MVP Joint Venture through the date of the transaction. ConEd has the right to terminate its purchase of the interest in the MVP Joint Venture and be reimbursed for the purchase price and all capital contributions it makes to the MVP Joint Venture for a period ending no later than December 31, 2016.

As of March 31, 2016, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

As of March 31, 2016, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $183 million, which included the investment balance on the consolidated balance sheet as of March 31, 2016 and amounts which could have become due under the performance guarantee as of that date.

Preferred Interest

EES was determined to be a variable interest entity because it has insufficient equity to finance its activities. EQM is not the primary beneficiary because it does not have the power to direct the activities of EES that most significantly impact its economic performance. The Preferred Interest was determined to be a cost method investment as EQM does not have the ability to exercise significant influence over operating and financial policies of EES.

EQM received cash distributions from EES of approximately $3 million during the three months ended March 31, 2016 which were included in other income in the accompanying statements of consolidated operations. EQM expects to receive cash distributions of approximately $11 million during the year ended December 31, 2016. As of March 31, 2016 and December 31, 2015, the estimated fair value of EQM's Preferred Interest was approximately $145 million and $140 million, respectively, and the carrying value of EQM's Preferred Interest was approximately $124 million at both dates. The fair value of EQM's Preferred Interest is a Level 3 fair value measurement. As of March 31, 2016, the carrying value represents EQM's maximum exposure to loss.

G.     Credit Facility Borrowings

EQGP Working Capital Facility

On May 15, 2015, in connection with the closing of EQGP's IPO, EQGP entered into a Working Capital Loan Agreement with EQT (the Working Capital Facility). The Working Capital Facility provides for interest bearing loans of up to $50 million outstanding at any one time and matures on the earlier of February 18, 2019 or at least 90 days after EQT gives notice of termination.

As of March 31, 2016 and December 31, 2015, EQGP had approximately $0.2 million and $0.1 million, respectively, outstanding under the Working Capital Facility which is included in due to related party on the consolidated balance sheet. The maximum amount of EQGP’s outstanding credit facility borrowings at any time during the three months ended March 31, 2016 was approximately $0.2 million. For the three months ended March 31, 2016, the average daily balance of EQGP’s outstanding credit facility borrowings was approximately $0.1 million and interest was incurred at a weighted average annual interest rate of approximately 1.9%.

EQM Credit Facility

EQM has a $750 million credit facility that expires in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes.

EQM had $9 million and $299 million outstanding on its credit facility as of March 31, 2016 and December 31, 2015, respectively. The maximum amount of EQM’s outstanding credit facility borrowings at any time during the three months ended March 31, 2016 and 2015 was $299 million and $390 million, respectively. The average daily balance of credit facility borrowings outstanding was approximately $134 million and $60 million for the three months ended March 31, 2016 and 2015, respectively. Interest was incurred on the credit facility borrowings at a weighted average annual interest rate of approximately 1.9% and 1.7% for the three months ended March 31, 2016 and 2015, respectively.

H.    Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair values. The carrying value of credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value. As of March 31, 2016 and December 31, 2015, the estimated fair value of EQM's long-term debt was approximately $433 million and $414 million, respectively, and the carrying value of EQM's long-term debt was approximately $494 million and $493 million, respectively. The fair value of EQM's long-term debt is a Level 2 fair value measurement. See Note F for the fair value of the Preferred Interest.

I.     Income Taxes

The Predecessor's financial statements for the period prior to EQGP's IPO include U.S. federal and state income tax as its income was included as part of EQT's consolidated return for federal and state income tax purposes. Federal tax obligations of all subsidiary companies were settled through EQT. The consolidated federal income tax was allocated among the group’s members on a separate return basis with tax credits allocated to the members generating the credits.

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

EQGP's effective income tax rate for the three months ended March 31, 2015 was 20%. As a result of its limited partnership structure following EQGP's IPO, EQGP is not subject to federal and state income taxes. Subsequent to May 15, 2015, for federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by EQGP will flow through to the unitholders; accordingly, EQGP does not record a provision for income taxes.

J.     Consolidated Variable Interest Entity

EQGP adopted ASU No. 2015-02, Consolidation, in the first quarter of 2016 and, as a result, EQGP determined EQM to be a variable interest entity. Through EQGP's ownership and control of the EQM General Partner, EQGP has the power to direct the activities that most significantly impact EQM's economic performance. In addition, through EQGP's general partner interest, IDRs and limited partner interest in EQM, EQGP has the obligation to absorb EQM's losses and the right to receive benefits from EQM in accordance with its general partner and limited partner ownership percentages and IDRs. Therefore, EQGP has a controlling financial interest in EQM, is the primary beneficiary of EQM and consolidates EQM.

EQGP's only cash-generating assets consist of its partnership interests in EQM. As a result, EQGP's results of operations do not differ materially from the results of operations of EQM. The risks associated with EQM's operations are discussed in EQGP's Annual Report on Form 10-K for the year ended December 31, 2015. See further discussion of the impact that EQGP's involvement in EQM has on EQGP's financial position, results of operations and cash flows included in EQGP's Annual Report on Form 10-K for the year ended December 31, 2015, including in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. For a discussion of related party transactions, see Note 5 of Item 8 in EQGP's Annual Report on Form 10-K for the year ended December 31, 2015.

The following table presents amounts included in EQGP's consolidated balance sheets that were for the use or obligation of EQM as of March 31, 2016 and December 31, 2015.

Classification	March 31, 2016	December 31, 2015
	(Thousands)
Assets:
Cash and cash equivalents	$368	$350,814
Accounts receivable	17,724	17,131
Accounts receivable – affiliate	81,000	77,925
Other current assets	2,963	1,680
Net property, plant and equipment	2,088,063	1,969,993
Investments in unconsolidated entities	215,995	201,342
Other assets	14,452	14,950
Liabilities:
Accounts payable	46,094	35,868
Due to related party	20,367	33,413
Credit facility borrowings	9,000	299,000
Capital contribution payable to MVP Joint Venture	13,864	—
Accrued interest	3,339	8,753
Accrued liabilities	16,253	12,194
Long-term debt	493,594	493,401
Lease obligation	184,765	175,660
Other long-term liabilities	$8,730	$7,834

K.     Distributions

EQM and EQGP declared the following cash distributions to their respective unitholders for the periods presented:

Quarters Ended	EQM Total Quarterly Distribution per Common Unit	EQM Total Quarterly Cash Distribution	EQM Quarterly Distribution to Noncontrolling Interests	EQGP Total Quarterly Distribution per Common Unit	Date of Distribution
	(Thousands, except per unit amounts)
2015
March 31	$0.61	$52,222	$29,827	N/A	May 2015
June 30 (1)	0.64	56,464	31,293	$0.04739	August 2015
September 30	0.675	62,396	33,790	0.104	November 2015
December 31	$0.71	$72,575	$39,533	$0.122	February 2016
2016
March 31 (2)	$0.745	$78,093	$41,587	$0.134	May 2016

(1)
The initial cash distribution to EQGP’s unitholders for the second quarter of 2015 of $0.04739 per common unit was pro-rated for the 47-day period from the date of the closing of EQGP's IPO on May 15, 2015 to June 30, 2015.

(2)
On April 26, 2016, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the first quarter of 2016 of $0.745 per common unit. The cash distribution will be paid on May 13, 2016 to unitholders of record, including EQGP, at the close of business on May 6, 2016. Based on the 77,632,449 EQM common units outstanding on April 27, 2016, cash distributions to EQGP will be approximately $36.5 million consisting of: $16.3 million related to its limited partner interest, $1.4 million related to its general partner interest and $18.8 million related to its IDRs in EQM. These distribution amounts to EQGP are subject to change if EQM issues additional common units on or prior to the record date for the first quarter 2016 distribution.

On April 26, 2016, the Board of Directors of the EQGP General Partner declared a cash distribution to EQGP’s unitholders for the first quarter of 2016 of $0.134 per common unit, or approximately $35.7 million. The distribution will be paid on May 23, 2016 to unitholders of record at the close of business on May 6, 2016.

EQT GP Holdings, LP and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQGP, which completed its IPO on May 15, 2015, is a Delaware limited partnership formed in January 2015 to own EQT's partnership interests in EQM. References in the following discussion to EQGP, when used for periods prior to the completion of the IPO, refer to EQGP's Predecessor which includes the assets, liabilities and results of operations of the EQM General Partner and EQT Midstream Investments, LLC (EQM LP). Prior to the IPO, the EQM General Partner and EQM LP were wholly owned subsidiaries of EQT and directly held EQT's partnership interests in EQM. EQM's consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of NWV Gathering, which was acquired on March 17, 2015, as NWV Gathering was a business and the transaction was between entities under common control. You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQGP and its subsidiaries, including EQM, including guidance regarding EQM's gathering and transmission and storage revenue and volume growth; revenue projections; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering and transmission expansion projects); the timing, cost, capacity and expected interconnections with facilities and pipelines of the Ohio Valley Connector (OVC) and MVP projects; the ultimate terms, partners and structure of the MVP Joint Venture; natural gas production growth in EQM's operating areas for EQT and third parties; asset acquisitions, including EQM's ability to complete asset acquisitions from EQT or third parties; the amount and timing of distributions, including expected increases; the expected cash distributions from EES; projected operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; the impact of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  EQGP has based these forward-looking statements on current expectations and assumptions about future events. While EQGP considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQGP's control. The risks and uncertainties that may affect the operations, performance and results of EQGP's and EQM's business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in EQGP’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

EXECUTIVE OVERVIEW

For the three months ended March 31, 2016, EQM reported net income of $129.1 million compared to $95.3 million for the three months ended March 31, 2015. The increase resulted from higher gathering revenues of $17.9 million and increased transmission and storage revenues of $7.9 million, both of which were driven by affiliate production development in the Marcellus Shale. The increase in net income was also driven by lower income tax expense and increased other income. These items were partly offset by a $6.4 million increase in operating expenses.

EQM declared a cash distribution to EQM unitholders of $0.745 per unit on April 26, 2016, which was 5% higher than the fourth quarter 2015 distribution of $0.71 per unit and 22% higher than the first quarter 2015 distribution of $0.61 per unit.

EQGP declared a cash distribution to EQGP unitholders of $0.134 per unit on April 26, 2016, which was 10% higher than the fourth quarter 2015 distribution of $0.122 per unit.

Items Affecting the Comparability of EQGP's Financial Results to Those of EQM

The following is a summary of the primary items which may result in differences between EQGP's and EQM's results of operations:

Reconciliation of Net Income Attributable to EQM to Net Income Attributable to EQGP.

The difference between EQM net income as reported in EQM's Quarterly Report on Form 10-Q for the three months ended March 31, 2016 and net income attributable to EQGP is:

	Three Months Ended March 31,
	2016	2015
	(Thousands)
Net income attributable to EQM	$129,065	$95,306
Less:
Net income attributable to EQM noncontrolling interests	77,787	47,741
Income tax expense	—	13,631
Additional expenses	956	—
Net income attributable to EQGP	$50,322	$33,934

Noncontrolling Interests. The common units in EQM not held by EQGP are reflected as noncontrolling interests in the consolidated financial statements. These amounts will fluctuate based on EQM's results of operations and future changes in the public ownership percentage of EQM. Net income attributable to noncontrolling interests of EQM increased by $30.0 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to higher EQM net income as well as additional noncontrolling interests outstanding as a result of EQM equity offerings between the two periods.

Income Taxes. EQGP's Predecessor was included in EQT's consolidated income tax return for federal and state tax purposes for the period prior to the EQGP IPO. As a result, in addition to EQM's historic income tax provision, the accompanying consolidated financial statements also include the income taxes incurred by the Predecessor computed on a separate return basis. Subsequent to the IPO, EQGP is a limited partnership for U.S. federal and state income tax purposes and is not subject to U.S. federal or state income taxes.

Additional Expenses. Subsequent to its IPO, EQGP incurs selling, general and administrative expenses as a result of it being a publicly traded partnership. These expenses are separate from and in addition to similar costs incurred by EQM. These expenses include expenses allocated from EQT for compensation and centralized general and administrative services, independent director compensation, auditing, legal and regulatory costs. EQGP also incurs interest expense on the Working Capital Facility and earns interest income on cash on hand.

Business Segment Results of Operations

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income and interest are managed on a consolidated basis. EQGP has presented each segment's operating income and various operational measures in the sections below. Management believes that the presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. EQGP's two segments are the same as those of EQM as EQGP does not have any operating activities separate from those of EQM. EQGP has reconciled each segment's operating income to EQGP's consolidated operating income and net income in Note D to the consolidated financial statements.

GATHERING

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$79,182	$54,258	45.9
Volumetric based fee revenues:
Usage fees under firm contracts(1)	10,467	9,432	11.0
Usage fees under interruptible contracts	3,667	11,760	(68.8)
Total volumetric based fee revenues	14,134	21,192	(33.3)
Total operating revenues	93,316	75,450	23.7
Operating expenses:
Operating and maintenance	8,478	7,223	17.4
Selling, general and administrative	8,014	7,606	5.4
Depreciation and amortization	6,769	5,159	31.2
Total operating expenses	23,261	19,988	16.4
Operating income	$70,055	$55,462	26.3

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm reservation	1,380	1,046	31.9
Volumetric based services(2)	384	441	(12.9)
Total gathered volumes	1,764	1,487	18.6

Capital expenditures	$69,431	$36,269	91.4

(1)    Includes fees on volumes gathered in excess of firm contracted capacity.

(2)    Includes volumes gathered under interruptible contracts and volumes in excess of firm contracted capacity.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Gathering revenues increased by $17.9 million primarily as a result of higher affiliate volumes gathered for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, driven by production development in the Marcellus Shale. EQM increased firm reservation fee revenues as a result of affiliates contracting for additional capacity under firm contracts. The decrease in usage fees under interruptible contracts was primarily due to affiliates contracting for additional firm capacity.

Operating expenses increased by $3.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Operating and maintenance expense increased primarily as a result of higher repairs and maintenance expenses associated with increased throughput. The increase in depreciation and amortization expense resulted from additional assets placed in-service.

TRANSMISSION AND STORAGE

Operating revenues and operating expenses related to the AVC facilities do not have an impact on EQM's adjusted EBITDA or distributable cash flow as the excess of the AVC revenues over operating and maintenance and selling, general and administrative expenses is paid to EQT as the current monthly lease payment. All revenues related to the AVC facilities are from third parties.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$70,109	$68,183	2.8
Volumetric based fee revenues:
Usage fees under firm contracts(1)	13,429	8,933	50.3
Usage fees under interruptible contracts	3,747	2,245	66.9
Total volumetric based fee revenues	17,176	11,178	53.7
Total operating revenues	87,285	79,361	10.0
Operating expenses:
Operating and maintenance	8,167	7,256	12.6
Selling, general and administrative	8,278	8,047	2.9
Depreciation and amortization	8,709	6,768	28.7
Total operating expenses	25,154	22,071	14.0
Operating income	$62,131	$57,290	8.4

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	1,622	2,025	(19.9)
Volumetric based services(2)	487	213	128.6
Total transmission pipeline throughput	2,109	2,238	(5.8)

Average contracted firm transmission reservation commitments (BBtu per day)	3,005	2,947	2.0

Capital expenditures	$46,407	$21,462	116.2

(1)    Includes commodity charges and fees on volumes transported in excess of firm contracted capacity.

(2)    Includes volumes transported under interruptible contracts and volumes in excess of firm contracted capacity.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Transmission and storage revenues increased by $7.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, driven by production development in the Marcellus Shale by affiliate and third party producers which resulted in higher usage fees under firm and interruptible contracts and higher contracted firm capacity. Reduced firm capacity reservation throughput for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 reflected both reduced volumes from third party producers and warmer weather during the the three months ended March 31, 2016. This reduction did not have a significant impact on firm reservation fee revenues.

Operating expenses increased by $3.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in depreciation and amortization expense was primarily a result of higher depreciation on the increased investment in the AVC facilities.

Other Income Statement Items

Other income increased by $6.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily driven by distributions received from EES of $2.8 million which began in January 2016, increased

AFUDC - equity of $1.8 million mainly attributable to increased spending on the OVC project and higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP.

EQGP and EQM are not subject to U.S. federal and state income taxes. As previously noted, the NWV Gathering Acquisition on March 17, 2015 was a transaction between entities under common control for which the consolidated financial statements of EQM have been retrospectively recast to reflect the combined entities.  Accordingly, the income tax effects associated with NWV Gathering's operations prior to the NWV Gathering Acquisition were reflected in the consolidated financial statements as NWV Gathering was previously part of EQT’s consolidated federal tax return. EQGP's Predecessor was also included in EQT's consolidated income tax return for federal and state tax purposes.  As a result, in addition to EQM's historic income tax provision, the accompanying consolidated financial statements also include the income taxes incurred by the EQGP Predecessor computed on a separate return basis for the period prior to EQGP's IPO.

See “Investing Activities” and “Capital Requirements” in the “Capital Resources and Liquidity” section below for a discussion of capital expenditures.

EQM's Non-GAAP Financial Measures

EQM defines adjusted EBITDA as EQM's net income plus interest expense, depreciation and amortization expense, income tax expense (if applicable) and non-cash long-term compensation expense less equity income, AFUDC - equity, capital lease payments and NWV Gathering adjusted EBITDA prior to the NWV Gathering Acquisition. EQM defines distributable cash flow as adjusted EBITDA less interest expense excluding capital lease interest, capitalized interest and AFUDC - debt, and ongoing maintenance capital expenditures net of expected reimbursements.  Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of EQM’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

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

Reconciliation of EQM's Non-GAAP Measures

The following table presents a reconciliation of the non-GAAP measures adjusted EBITDA and distributable cash flow with the most directly comparable EQM GAAP financial measures of net income and net cash provided by operating activities as reported in EQM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

	Three Months Ended March 31,
	2016	2015
	(Thousands)
Net income	$129,065	$95,306
Add:
Interest expense	10,258	11,457
Depreciation and amortization expense	15,478	11,927
Income tax expense	—	6,703
Non-cash long-term compensation expense	195	566
Less:
Equity income	(1,589)	—
AFUDC – equity	(2,472)	(714)
Capital lease payments for AVC (1)	(9,364)	(8,844)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (2)	—	(19,841)
Adjusted EBITDA	$141,571	$96,560
Less:
Interest expense excluding capital lease interest	(4,857)	(5,532)
Capitalized interest and AFUDC - debt (3)	(1,430)	—
Ongoing maintenance capital expenditures net of expected reimbursements (4)	(1,969)	(1,047)
Distributable cash flow	$133,315	$89,981

Net cash provided by operating activities	$118,254	$114,659
Adjustments:
Interest expense	10,258	11,457
Current tax expense	—	3,705
Capital lease payments for AVC (1)	(9,364)	(8,844)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (2)	—	(19,841)
Other, including changes in working capital	22,423	(4,576)
Adjusted EBITDA	$141,571	$96,560

(1)	Reflects capital lease payments due under the lease. These lease payments are generally made monthly on a one month lag.

(2)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition for the periods presented was excluded from EQM’s adjusted EBITDA calculations as these amounts were generated by NWV Gathering prior to EQM’s acquisition; therefore, they were not amounts that could have been distributed to EQM’s unitholders. Adjusted EBITDA attributable to NWV Gathering for the three months ended March 31, 2015 was calculated as net income of $11.1 million plus depreciation and amortization expense of $2.0 million plus income tax expense of $6.7 million.

(3)
Capitalized interest and AFUDC - debt was added as an adjustment to the calculation of distributable cash flow during the three months ended March 31, 2016. The impact for the three months ended March 31, 2015 of $0.5 million is immaterial.

(4)
Ongoing maintenance capital expenditures, net of expected reimbursements excludes ongoing maintenance that EQM expects to be reimbursed or that was reimbursed by EQT under the terms of EQM's omnibus agreement of $0.2 million for each of the three months ended March 31, 2016 and 2015, respectively. Additionally, it excludes ongoing maintenance attributable to NWV Gathering prior to acquisition of $0.3 million for the three months ended March 31, 2015.

EQM's adjusted EBITDA increased by $45.0 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily as a result of higher operating income due to increased firm reservation fee revenues driven by production development in the Marcellus Shale and the NWV Gathering Acquisition, which resulted in EBITDA subsequent to the transaction being reflected in adjusted EBITDA. Distributable cash flow increased by $43.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 mainly attributable to the increase in adjusted EBITDA.

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

EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and third party producers:

•
Ohio Valley Connector. The OVC is a 37-mile pipeline that will extend EQM's transmission and storage system from northern West Virginia to Clarington, Ohio, at which point it will interconnect with the Rockies Express Pipeline and may interconnect with other pipelines and liquidity points. The OVC will provide approximately 850 BBtu per day of transmission capacity with an aggregate compression of approximately 38,000 horsepower and is estimated to cost $350 million to $380 million, of which $210 million to $220 million is expected to be spent in 2016. EQT has entered into a 20-year transportation service agreement with EQM for a total of 650 BBtu per day of firm transmission capacity on the OVC. EQM received its FERC certificate to construct and operate the OVC on December 30, 2015 and construction began in January 2016. EQM expects the OVC to be in-service by year-end 2016.

•
Range Resources Header Pipeline Project. EQM is constructing a natural gas header pipeline for a subsidiary of Range Resources Corporation (Range Resources) in southwestern Pennsylvania to support Marcellus and Utica development. The pipeline is expected to cost approximately $250 million and is contracted to provide 600 MMcf per day of firm capacity backed by a ten-year firm capacity reservation commitment. EQM plans to complete the project in two phases, with phase one expected to be in-service during the second half of 2016 and phase two during the first half of 2017. EQM expects to invest approximately $195 million to $205 million on the project in 2016.

•
NWV Gathering and Jupiter Development Areas. EQM expects to invest a total of approximately $370 million, of which approximately $95 million to $105 million is expected to be spent during 2016, related to expansion in the NWV Gathering development area. These expenditures are part of a fully subscribed expansion project expected to raise total firm gathering capacity in the NWV Gathering development area to 640 MMcf per day by mid-year 2017. EQM also plans to invest approximately $20 million in the Jupiter development area to install a gathering pipeline that will extend the gathering system to include additional EQT Production development areas in Greene County, Pennsylvania.

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

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc.,Vega Energy Partners, Ltd. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of April 28, 2016. The estimated 300-mile MVP is currently targeted at 42 inches in diameter and a capacity of 2.0 Bcf per day and will extend from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2016, EQM expects to provide capital contributions of approximately $150 million to the MVP Joint Venture, primarily in support of material orders, environmental and land assessments and engineering design work. Expenditures are expected to increase substantially as construction commences, with the bulk of the expenditures expected to be made in 2017 and 2018. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. The MVP Joint Venture submitted the MVP certificate application to the FERC in October 2015, is currently in the regulatory review process with the FERC and anticipates receiving the certificate in the fourth quarter of 2016. Subject to FERC approval, construction is scheduled to begin shortly thereafter and the pipeline is expected to be in-service during the fourth quarter of 2018.

See further discussion of capital expenditures in the “EQM Capital Requirements” section below.

Commodity Prices

EQM’s business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets.

The average daily price for NYMEX Henry Hub natural gas ranged from a high of $3.23 per MMBtu to a low of $1.64 per MMBtu from January 1, 2015 through April 27, 2016. The natural gas market will likely continue to be volatile in the future. Lower natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM’s current areas of operation are strategically more attractive to them. In response to recent commodity price decreases, a number of large natural gas producers have announced their intention to re-evaluate and/or reduce their drilling programs in certain areas, including the Appalachian Basin. EQT's 2016 capital expenditure forecast for well development of $820 million is 51% lower than EQT's 2015 capital expenditures for well development. EQT, or third party customers on EQM's systems, may reduce capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting and retaining unaffiliated third party customers, which accounted for 53% of transmission and storage revenues and 3% of gathering revenues for the first quarter of 2016, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system as well as the volumes gathered on its gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM, and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it, and it is under no contractual obligation to continue to develop its acreage dedicated to EQM.

EQGP and EQM believe the high percentage of EQM's revenues derived from reservation charges under long-term, fixed-fee contracts will mitigate the risk of revenue fluctuations due to changes in near-term supply and demand conditions and commodity prices. For more information see “Risks Inherent in EQM’s Business - Any significant decrease in production of natural gas in EQM’s areas of operation could adversely affect its business and operating results and reduce its distributable cash flow" included in Item 1A, "Risk Factors" of EQGP's Annual Report on Form 10-K for the year ended December 31, 2015.

Capital Resources and Liquidity

Other than the cash required to maintain the EQM General Partner's general partner interest in EQM, EQGP did not have material capital requirements separate from those of EQM prior to its IPO. Going forward, EQGP expects its only capital requirements separate from EQM will be to provide funds for distributions or for the purchase of EQM general partner units if EQGP elects to maintain its existing general partner interest in EQM.

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

EQGP has a Working Capital Facility with EQT as discussed in Note G. As of March 31, 2016, EQGP had approximately $0.2 million outstanding under the Working Capital Facility.

Operating Activities

The increase in net cash provided by operating activities of $2.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was driven by higher operating income for which contributing factors are discussed in the “Executive Overview” and "Business Segment Results of Operations" sections herein, and timing of payments between the two periods.

Investing Activities

The decrease in net cash used in investing activities of $428.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to the acquisition of the NWV Gathering net assets from EQT and the MVP Interest Acquisition, both of which occurred during the three months ended March 31, 2015.

Financing Activities

Net cash used in financing activities totaled $364.3 million for the first three months of 2016 compared to net cash provided by financing activities of $458.1 million for the first three months of 2015. Cash payments for the first three months of 2016 primarily related to the net EQM credit facility repayments and distributions to EQM's noncontrolling interest unitholders and EQGP unitholders (including EQT). Cash inflows for the first three months of 2015 from EQM's March 2015 equity offering and net credit facility borrowings were partly offset by cash payments for the NWV Gathering Acquisition in excess of net assets acquired and distributions to EQT and EQM's noncontrolling interest unitholders.

EQM Capital Requirements

The gathering, transmission and storage businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations. The following table presents EQM's capital expenditures for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(Thousands)
Expansion capital expenditures (1)	$113,532	$55,494
Maintenance capital expenditures:
Ongoing maintenance	2,131	1,597
Funded regulatory compliance	175	640
Total maintenance capital expenditures	2,306	2,237
Total capital expenditures (2)	$115,838	$57,731

(1) Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture. During the first quarter of 2016, capital contributions to the MVP Joint Venture were $11.4 million. In the first quarter of 2015, EQM paid approximately $54.2 million for its acquisition of EQT's ownership interest in the MVP Joint Venture as described in Note B.

(2)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $29.4 million and $17.4 million at March 31, 2016 and 2015, respectively.

Expansion capital expenditures increased by $58.0 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as a result of the timing of spending on projects. In the first quarter of 2016, expansion capital expenditures primarily related to the Range Resources Header Pipeline project, the OVC and the NWV Gathering expansion. In the first quarter of 2015, expansion capital expenditures primarily related to the Jupiter and NWV Gathering expansions, the OVC and the Antero transmission project. EQM completed the Antero transmission project in the second quarter of 2015 and the Jupiter gathering expansion in the fourth quarter of 2015.

In 2016, expansion capital expenditures and capital contributions to the MVP Joint Venture are expected to be $695 million to $725 million and ongoing maintenance capital expenditures are expected to be approximately $25 million, net of reimbursements. EQM’s future capital investments may vary significantly from period to period based on the available investment opportunities and will grow substantially in future periods for the OVC project, the Range Resources Header Pipeline project, the NWV Gathering expansion and capital contributions to the MVP Joint Venture. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under its credit facility, debt offerings and issuances of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential midstream projects not committed as of the filing of this Quarterly Report on Form 10-Q.

EQM Credit Facility Borrowings

EQM has a $750 million credit facility that expires in February 2019 and had $9 million outstanding as of March 31, 2016. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows EQM to increase the available revolving borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. EQM has the right to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. EQM’s obligations under the revolving portion of the credit facility are unsecured.

EQM’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of March 31, 2016, EQM was in compliance with all debt provisions and covenants.

EQM Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at March 31, 2016.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service (Moody's)	Ba1	Stable
Standard & Poor’s Ratings Services (S&P)	BBB-	Stable
Fitch Ratings (Fitch)	BBB-	Stable

EQM’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades EQM’s ratings, EQM’s access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and construction contracts, the amount of which may be substantial, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody’s, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including EQM's current credit rating of Ba1 by Moody's, is considered non-investment grade.

EQM At the Market Equity Program

As of April 27, 2016, EQM had approximately $663 million in remaining capacity under the program.

Distributions

On April 26, 2016, the Board of Directors of the EQGP General Partner declared a cash distribution to EQGP’s unitholders for the first quarter of 2016 of $0.134 per common unit, or approximately $35.7 million. The distribution will be paid on May 23, 2016 to unitholders of record at the close of business on May 6, 2016.

On April 26, 2016, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the first quarter of 2016 of $0.745 per common unit. The cash distribution will be paid on May 13, 2016 to unitholders of record, including EQGP, at the close of business on May 6, 2016. Based on the 77,632,449 EQM common units outstanding on April 27, 2016, cash distributions to EQGP will be approximately $36.5 million consisting of: $16.3 million related to its limited partner interest, $1.4 million related to its general partner interest and $18.8 million related to its IDRs in EQM. These distribution amounts to EQGP are subject to change if EQM issues additional common units on or prior to the record date for the first quarter 2016 distribution.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

Critical Accounting Policies

EQGP’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in EQGP’s Annual Report on Form 10-K for the year ended December 31, 2015.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQGP’s consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended March 31, 2016. The application of EQGP’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest EQGP and EQM earn on cash, cash equivalents and short-term investments and the interest rates EQGP and EQM pay on borrowings on their credit facilities. EQM's long-term borrowings are fixed rate and thus do not expose EQM to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note G to the consolidated financial statements for further discussion of EQGP's and EQM's borrowings and Note H to the consolidated financial statements for a discussion of fair value measurements. EQGP or EQM may from time to time hedge the interest on portions of their borrowings under their credit facilities in order to manage risks associated with floating interest rates.

Credit Risk

EQGP is exposed to credit risk through EQM. Credit risk is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM’s FERC tariff requires tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of EQM’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. For the three months ended March 31, 2016, approximately 90% of revenues were from investment grade counterparties. EQM is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans, L.P. (Equitrans), an indirect wholly owned subsidiary of EQM, by EQT Energy, LLC, one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At March 31, 2016, EQT’s public senior debt had an investment grade credit rating.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of the EQGP General Partner, including the EQGP General Partner’s Principal Executive Officer and Principal Financial Officer, an evaluation of EQGP’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer of the EQGP General Partner concluded that EQGP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, EQGP's internal control over financial reporting.

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

Item 1A. Risk Factors

On April 8, 2016, the Pipeline and Hazardous Materials Safety Administration (PHMSA) published a notice of proposed rulemaking (NPRM) proposing new requirements applicable to natural gas transmission and gathering lines. As a result of the publication of the NPRM, EQGP determined to replace in its entirety the second paragraph of the risk factor entitled “EQM may incur significant costs and liabilities as a result of pipeline integrity management program testing and related repairs” in Item 1A, “Risk Factors” of EQGP’s Annual Report on Form 10-K for the year ended December 31, 2015, as follows:

Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on EQM and similarly situated midstream operators.  For example, in August 2011, PHMSA published an advance notice of proposed rulemaking (2011 Notice) in which the agency was seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. In April 2016, PHMSA published a notice of proposed rulemaking responding to several of the integrity management topics raised in the 2011 Notice and proposing new requirements to address safety issues for natural gas transmission and gathering lines that have arisen since the issuance of the 2011 Notice.  The proposed rule, which is subject to a public comment period, would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. We are monitoring and evaluating the effect of these proposed requirements on EQM’s operations.

Except as set forth above, as of the date of this report, our risk factors have not changed materially from those discussed in Item 1A, “Risk Factors” of EQGP’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 5. Other Information

Change in Principal Financial Officer

In a Form 8-K filed on March 17, 2016 with the Securities and Exchange Commission (for the event reported March 10, 2016), EQGP reported that Robert J. McNally would assume the role of principal financial officer of the EQGP General Partner, and Philip P. Conti would step down from that role, on the date after the filing of EQGP’s Form 10-Q for the quarter ending March 31, 2016 or on such earlier date as EQT may request.  EQT made this earlier request and on April 22, 2016, Mr. McNally became the principal financial officer of the EQGP General Partner.

Item 6. Exhibits

10.1
First Amendment to Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of January 21, 2016, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.

10.2
Exhibit A to the Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of March 10, 2015, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, Con Edison Gas Midstream, LLC, WGL Midstream, Inc., Vega Midstream MVP LLC, VED NPI IV, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC (as amended effective as of January 21, 2016).

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

EQT GP Holdings, LP
(Registrant)
By:	EQT GP Services, LLC, its General Partner

By:	/s/ Robert J. McNally
Robert J. McNally
Senior Vice President and Chief Financial Officer

Date:  April 28, 2016

INDEX TO EXHIBITS

Exhibit No.	Document Description	Method of Filing
10.1
First Amendment to Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of January 21, 2016, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended March 31, 2016.
10.2
Exhibit A to the Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of March 10, 2015, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, Con Edison Gas Midstream, LLC, WGL Midstream, Inc., Vega Midstream MVP LLC, VED NPI IV, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC (as amended effective as of January 21, 2016).
Incorporated herein by reference to Exhibit 10.2 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended March 31, 2016.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.