Form 10-K
period 2016-12-31
EQT GP Holdings, LP
filed 2017-02-09
CIK 1632933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
or
 FOR THE TRANSITION PERIOD FROM ___________ TO __________

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
Yes  ☒  No  ☐

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the Common Units held by non-affiliates of the registrant as of June 30, 2016: $664 million

At January 31, 2017, there were 266,165,000 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA – a supplemental non-GAAP (as defined below) financial measure defined by EQT Midstream Partners, LP and subsidiaries (collectively, EQM) as net income plus net interest expense, depreciation and amortization expense, income tax expense (benefit) (if applicable), Preferred Interest payments received post conversion (as defined below) and non-cash long-term compensation expense less other non-cash adjustments (if applicable), equity income, AFUDC – equity (as defined below), pre-acquisition capital lease payments and adjusted EBITDA of assets prior to the acquisition dates.

Allowance for Funds Used During Construction or AFUDC – carrying costs for the construction of certain long-lived regulated assets are capitalized and amortized over the related assets’ estimated useful lives. The capitalized amount for construction of regulated assets includes interest cost and a designated cost of equity for financing the construction of these regulated assets.

Appalachian Basin – the area of the United States composed of those portions of West Virginia, Pennsylvania, Ohio, Maryland, Kentucky and Virginia that lie in the Appalachian Mountains.

British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

distributable cash flow – a supplemental non-GAAP financial measure defined by EQM as adjusted EBITDA less net interest expense excluding interest income on the Preferred Interest, capitalized interest and AFUDC – debt, and ongoing maintenance capital expenditures net of reimbursements.

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

firm contracts – contracts for gathering, transmission or storage services that obligate customers to pay a fixed monthly charge to reserve an agreed upon amount of pipeline or storage capacity regardless of the actual capacity used by a customer during each month.

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

NWV Gathering Acquisition – On March 17, 2015, EQT contributed the Northern West Virginia Marcellus gathering system (NWV Gathering) to EQM Gathering.

October 2016 Acquisition – On October 13, 2016, EQM acquired from EQT 100% of the outstanding limited liability company interests of Allegheny Valley Connector, LLC (AVC) and Rager Mountain Storage Company LLC (Rager) and certain gathering assets located in southwestern Pennsylvania and northern West Virginia (the Gathering Assets). The closing of the October 2016 Acquisition was effective as of October 1, 2016.

play – a proven geological formation that contains commercial amounts of hydrocarbons.

Preferred Interest Acquisition – On April 15, 2015, EQM acquired a preferred interest (the Preferred Interest) in EQT Energy Supply, LLC (EES), which at the time was an indirect wholly owned subsidiary of EQT. Concurrent with the October 2016 Acquisition, the operating agreement of EES was amended and the accounting for EQM's Preferred Interest in EES converted from a cost method investment to a note receivable. There were no changes to the cash payment schedule.

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

The $750 Million ATM Program – EQM's at-the-market (ATM) common unit offering program, pursuant to which a group of managers, acting as EQM's sales agents, may sell EQM common units having an aggregate offering price of up to $750 million.

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

Abbreviations
ASC – Accounting Standards Codification
CERCLA – Comprehensive Environmental Response, Compensation and Liability Act
DOT – U.S. Department of Transportation
FASB – Financial Accounting Standards Board
FERC – Federal Energy Regulatory Commission
GAAP – United States Generally Accepted Accounting Principles
IPO – Initial Public Offering
IRS – Internal Revenue Service
NGA – Natural Gas Act of 1938
NGPA – Natural Gas Policy Act of 1978
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
PHMSA – Pipeline and Hazardous Materials Safety Administration of the DOT
RCRA – the Resource Conservation and Recovery Act
SEC – Securities and Exchange Commission

Measurements
Btu = one British thermal unit
BBtu = billion British thermal units
Bcf = billion cubic feet
Bcfe = billion cubic feet of natural gas equivalents, with one barrel of natural gas liquids (NGLs) and crude oil being equivalent to 6,000 cubic feet of natural gas
Dth = dekatherm or million British thermal units
MMBtu = million British thermal units
Mcf = thousand cubic feet
MMcf = million cubic feet
Tcfe = trillion cubic feet of natural gas equivalents, with one barrel of NGLs and crude oil being equivalent to 6,000 cubic feet of natural gas

Cautionary Statements

Disclosures in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10-K include the matters discussed in the sections captioned “Strategy” in Item 1, “Business” and “Outlook” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQGP and its subsidiaries, including EQM, including guidance regarding EQM’s gathering and transmission and storage revenue and volume growth; revenue, equity income and AFUDC-debt projections; the weighted average contract life of gathering, transmission and storage contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering and transmission expansion projects); the timing, cost, capacity and expected interconnections with facilities and pipelines of the Mountain Valley Pipeline (MVP) project; the ultimate terms, partners and structure of the MVP Joint Venture; natural gas production growth in EQM’s operating areas for EQT and third parties; asset acquisitions, including EQM’s ability to complete any asset acquisitions; the amount and timing of distributions, including expected increases; the expected cash distributions from EES; the expected interest income attributable to, and the timing of the expected redemption of, the Preferred Interest; the use of proceeds from EQM capital market transactions; EQM's amounts and timing of projected capital contributions and operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; the impact of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Annual Report on Form 10-K involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  EQGP has based these forward-looking statements on current expectations and assumptions about future events.  While EQGP considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQGP’s control. The risks and uncertainties that may affect the operations, performance and results of EQGP’s and EQM's business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

EQGP, which completed its IPO on May 15, 2015, is a Delaware limited partnership formed in January 2015 to own EQT's partnership interests in EQM. EQT Midstream Services, LLC (EQM General Partner) is a direct wholly owned subsidiary of EQGP and is EQM's general partner. EQT GP Services, LLC (EQGP General Partner) is an indirect wholly owned subsidiary of EQT and is EQGP's general partner. When used for periods prior to the completion of the IPO, references in this Form 10-K to "EQGP" refer to EQGP's Predecessor, which includes the assets, liabilities and results of operations of the EQM General Partner and EQT Midstream Investments, LLC (EQM LP), an indirect wholly owned subsidiary of EQT that, together with the EQM General Partner, owned EQT's partnership interests in EQM prior to EQGP’s IPO. When used for periods following the completion of the IPO, references in this Form 10-K to "EQGP" refer to EQGP in its individual capacity or to EQGP and its consolidated subsidiaries, including EQM, as the context requires. All references in this Annual Report on Form 10-K to "EQT" refer to EQT Corporation in its individual capacity or to EQT and its consolidated subsidiaries, as the context requires.

Financial statements contained in this Form 10-K reflect the assets, liabilities and operations of EQGP for periods beginning at or following the IPO. EQGP’s consolidated financial statements have been retrospectively recast to include the historical results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, and NWV Gathering, which was acquired by EQM on March 17, 2015, as these were businesses and the transactions were between entities under common control.

Overview

EQT GP Holdings, LP (NYSE: EQGP) was formed in January 2015 as a limited partnership and wholly owned subsidiary of EQT Gathering Holdings, LLC (EQT Gathering Holdings), which is a Delaware limited liability company and wholly owned subsidiary of EQT Corporation (NYSE: EQT). EQGP was formed to own EQT's partnership interests in EQT Midstream Partners, LP (NYSE: EQM), a growth-oriented limited partnership formed by EQT to own, operate, acquire and develop midstream assets in the Appalachian Basin.

EQGP has no operations independent from EQM. EQGP's only cash-generating assets are its partnership interests in EQM, which include: (i) 21,811,643 EQM common units, representing a 26.6% limited partner interest in EQM, (ii) 1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM, and (iii) all of the incentive distribution rights (IDRs) in EQM. The EQM General Partner is a wholly owned subsidiary of EQGP and controls EQM through its general partner interest in EQM.  Therefore, the financial statements of EQM are consolidated in EQGP's financial statements.

EQM provides midstream services to EQT and multiple third parties across 24 counties in Pennsylvania, West Virginia and Ohio through its two primary assets: the gathering system, which delivers natural gas from wells and other receipt points to transmission pipelines, and the transmission and storage system, which serves as a header system transmission pipeline. EQM provides substantially all of its natural gas gathering, transmission and storage services under contracts with long-term, firm reservation and/or usage fees. This contract structure enhances the stability of EQM's cash flows and limits its direct exposure to commodity price risk. For the year ended December 31, 2016, approximately 84% of EQM's revenues were generated from capacity reservation charges under long-term firm contracts. Including contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, firm gathering contracts had a weighted average remaining term of approximately 9 years and firm transmission and storage contracts had a weighted average remaining term of approximately 16 years as of December 31, 2016, in each case based on total projected contracted revenues. EQM’s operations are primarily focused in southwestern Pennsylvania and northern West Virginia, a strategic location in the natural gas shale plays known as the Marcellus, Upper Devonian and Utica Shales. This same region is also the primary operating area of EQT, EQM's largest customer. EQT accounted for approximately 75% of EQM's revenues generated for the year ended December 31, 2016. EQM believes that its strategically located assets, combined with its working relationship with EQT, position it as a leading Appalachian Basin midstream energy company.

Based on the average daily sales volume, EQT Production is the largest natural gas producer in the Appalachian Basin. As of December 31, 2016, EQT reported 13.5 Tcfe of proved natural gas, NGL and crude oil reserves and, for the year ended December 31, 2016, EQT reported total production sales volumes of 759.0 Bcfe, representing a 26% increase compared to the year ended December 31, 2015. EQT has successfully grown production by 194% from the year ended December 31, 2012 through the year ended December 31, 2016, primarily driven by production from the Marcellus Shale. EQT has announced that estimated sales volumes in 2017 are expected to be 810 to 830 Bcfe, an increase of approximately 8% over 2016. EQT has also announced a 2017 capital expenditure forecast of $1.3 billion for well development, which will be focused in the Marcellus, Upper Devonian and Utica Shales. EQM believes its economic relationship with EQT incentivizes EQT to provide EQM with access to production growth in and around EQM's existing assets and with organic growth opportunities, although EQT is under no obligation to make such opportunities available to EQM.

2016 EQM Highlights

•
October 2016 Acquisition. Effective October 1, 2016, EQM acquired from EQT 100% of the outstanding limited liability company interests of AVC and Rager as well as the Gathering Assets. The Allegheny Valley Connector, or the AVC facilities, includes an approximately 200-mile FERC-regulated transmission pipeline with 11 Bcf of working gas storage capacity and 450 MMcf per day of transmission capacity which is fully contracted for the winter season by an LDC through a firm reservation commitment that expires in 2034. Prior to EQM's acquisition of AVC, it operated the AVC facilities through a lease agreement with EQT. The Gathering Assets include approximately 90 miles of gathering pipeline and provide 235 MMcf per day of firm gathering capacity as of December 31, 2016. The aggregate consideration paid by EQM to EQT was $275 million.

•
Ohio Valley Connector (OVC) Project. The OVC began service on October 1, 2016. This 37-mile pipeline extends EQM's transmission and storage system from northern West Virginia to Clarington, Ohio, at which point it interconnects with the Rockies Express Pipeline. The OVC is certificated to provide approximately 850 BBtu per day of transmission capacity with an aggregate compression of approximately 38,000 horsepower. EQT has entered into a 20-year precedent agreement with EQM for a total of 650 BBtu per day of firm transmission capacity on the OVC.

•
Range Resources Corporation's (Range Resources) Header Pipeline Project. EQM is constructing a natural gas header pipeline for a subsidiary of Range Resources in southwestern Pennsylvania to support Marcellus development. In the fourth quarter of 2016, phase one of the Range Resources Header Pipeline project was placed into service which added 75 MMcf per day of firm gathering capacity.

•
Senior Notes Offering. During the fourth quarter of 2016, EQM issued $500 million of 4.125% Senior Notes due 2026. Net proceeds from the offering of approximately $491.4 million were used to repay the outstanding borrowings under EQM’s credit facility and for general partnership purposes.

•
ATM Offerings. During the second quarter of 2016, EQM issued 2,949,309 common units at an average price per unit of $74.42 under the $750 Million ATM Program. EQM received net proceeds of approximately $217.1 million which were used for general partnership purposes.

Properties

The following table provides information regarding the gathering, transmission and storage systems as of December 31, 2016:

System	Approximate Number of Miles	Approximate Number of Receipt Points	Approximate Compression (Horsepower)
Gathering	1,800	2,250	146,000
Transmission and storage	950	150	120,000

Gathering Business Segment

As of December 31, 2016, EQM’s gathering system included approximately 300 miles of high pressure gathering lines with approximately 1.8 Bcf of total firm gathering capacity and multiple interconnect points with EQM's transmission and storage system. EQM's gathering system also included approximately 1,500 miles of FERC-regulated low pressure gathering lines. Gathering revenues represented approximately 54%, 53% and 48% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

In the ordinary course of its business, EQM pursues gathering expansion projects for affiliates and third party producers. EQM spent approximately $295 million on gathering projects in 2016 that added 155 MMcf per day of firm gathering capacity, primarily related to phase one of the Range Resources Header Pipeline project and the NWV Gathering expansion. EQM increased gathered volumes by 21% and gathering revenues by 19% in 2016.

In 2017, EQM will focus on the following gathering expansion projects:

•
Range Resources Header Pipeline. EQM expects to complete this project in the second quarter of 2017, including the installation of approximately 25 miles of pipeline and 32,000 horsepower compression. The pipeline is estimated to cost approximately $250 million and provide total firm capacity of 600 MMcf per day, which is fully reserved under a ten-year firm capacity reservation commitment contract. EQM expects to invest approximately $40 million on the project in 2017.

•
Affiliate Gathering Expansion. EQM expects to invest $200 million to $230 million in 2017 on gathering expansion projects supported by EQT Production development in the Marcellus. EQM plans to install approximately 30 miles of gathering pipeline and 10,000 horsepower compression in its gathering systems across northern West Virginia and southwestern Pennsylvania during 2017.

EQM has various firm gas gathering agreements which provide for firm reservation fees in certain high pressure development areas. Including expected future capacity from expansion projects that are not yet fully constructed but for which EQM had entered into firm gathering agreements, approximately 2.5 Bcf per day of firm gathering capacity was subscribed under firm gathering contracts as of December 31, 2016.

On EQM’s low pressure regulated gathering system, the typical gathering agreement has a one year term with month-to-month roll over provisions terminable upon at least 30 days notice. The rates for gathering service on the regulated system are based on the maximum posted tariff rate and assessed on actual receipts into the gathering system. EQM also retains a percentage of wellhead natural gas receipts to recover natural gas used to run its compressor stations and other requirements on all of its gathering systems.

Gathering System

Transmission Business Segment

As of December 31, 2016, EQM’s transmission and storage system included an approximately 950-mile FERC-regulated interstate pipeline that connects to six interstate pipelines and multiple distribution companies. The transmission system is supported by 18 associated natural gas storage reservoirs with approximately 645 MMcf per day of peak withdrawal capacity, 43 Bcf of working gas capacity and 41 compressor units, with total throughput capacity of approximately 4.3 Bcf per day as of December 31, 2016. Revenues associated with EQM’s transmission and storage system represented approximately 46%, 47% and 52% of its total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

In the ordinary course of its business, EQM pursues transmission projects aimed at profitably increasing system capacity. EQM invested approximately $292 million on transmission and storage system infrastructure in 2016 including $214 million on the OVC project. EQM estimates a total cost for the OVC project of approximately $365 million, excluding AFUDC. Total throughput capacity increased by approximately 700 MMcf in 2016 and revenues increased by approximately $40 million and 13.5%.

In 2017, EQM will focus on the following transmission projects:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of December 31, 2016. The 42 inch diameter MVP has a targeted capacity of 2.0 Bcf per day and is estimated to span 300-miles extending from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2017, EQM expects to provide capital contributions of $200 million to $500 million to the MVP Joint Venture, primarily in support of materials, land, engineering design, environmental work and construction activities. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. The FERC issued the Draft Environmental Impact Statement for the project in September 2016 and is currently working to develop the Final Environmental Impact Statement. The pipeline is targeted to be placed in-service during the fourth quarter of 2018.

•
Transmission Expansion. EQM plans to invest $60 million to $80 million on transmission expansion projects in 2017 including Equitrans expansion projects and modernization projects on the AVC facilities. The Equitrans expansion projects are designed to increase deliverable capacity to EQM's Mobley hub, which is the origin of both the OVC and the MVP. The projects include additional compression, pipeline looping and new header pipelines. In total, the projects are expected to add up to 1.5 Bcf per day of capacity by the end of 2018, consistent with the target MVP in-service date. The AVC modernization project primarily consists of the replacement of approximately 20 miles of pipeline.

EQM generally does not take title to the natural gas transported or stored for its customers and provides transmission and storage services in two manners: firm service and interruptible service. The fixed monthly fee under a firm contract is referred to as a capacity reservation fee, which is recognized ratably over the contract period based on the contracted volume regardless of the amount of natural gas that is transported or stored. In addition to capacity reservation fees, EQM may also collect usage fees when a firm transmission customer uses the capacity it has reserved under these firm transmission contracts. Where applicable, the usage fees are assessed on the actual volume of natural gas transported on the system. A firm customer is billed an additional usage fee on volumes in excess of firm capacity when the level of natural gas received for delivery from the customer exceeds its reserved capacity. Customers are not assured capacity or service for volumes in excess of firm capacity on the applicable pipeline as these volumes have the same priority as interruptible service.

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

Including expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, approximately 4.7 Bcf per day of transmission capacity and 31.3 Bcf of storage capacity, respectively, were subscribed under firm transmission and storage contracts as of December 31, 2016.

As of December 31, 2016, approximately 92% of EQM's contracted transmission firm capacity was subscribed by customers under negotiated rate agreements under its tariff. The remaining 8% of EQM’s contracted transmission firm capacity was subscribed at the recourse rates under its tariff, which are the maximum rates an interstate pipeline may charge for its services under its tariff.

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

Transmission and Storage System

OH
PA
WV
VA
Pittsburgh
Greensburg
Waynesburg
Morgantown
Fairmont
Mercer
Clarion
Jefferson
Mahoning
Lawrence
Butler
Armstrong
Columbiana
Beaver
Indiana
Carroll
Hancock
Allegheny
Jefferson
Cambria
Harrison
Brooke
Westmoreland
Washington
Ohio
Belmont
Somerset
Fayette
Marshall
Greene
Monroe
Monongalia
Allegany
Wetzel
Garrett
Marion
Preston
Tyler
Mineral
Taylor
Doddridge
Harrison
Hampshire
Grant
Ritchie
Barbour
Tucker
Hardy
Lewis
Gilmer
Upshur
Randolph
Pendleton
Braxton
Compressor Station
Existing Transmission
Storage Pool Area

The following table provides a revenue breakdown by EQM business segment for the year ended December 31, 2016:

	Revenue Composition %
	Firm Contracts		Interruptible Contracts
	Capacity Reservation	Usage	Usage
	Charges	Charges	Fees	Total
Gathering	46%	5%	3%	54%
Transmission	38%	6%	2%	46%

For the year ended December 31, 2016, approximately 84% of total revenues derived from firm reservation fees. As a result, EQM believes that short and medium term declines in volumes of gas produced, gathered, transported or stored on its systems will not have a significant impact on its results of operations, liquidity, financial position or ability to pay distributions because these firm reservation fees are paid regardless of volumes supplied to the system by customers. Longer term price declines could have an impact on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts which could impact EQM's results of operations, liquidity, financial position or ability to pay distributions. Additionally, long term declines in gas production in EQM's areas of operations would limit EQM's growth potential.

Strategy

EQGP's principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time, which can only be achieved if EQM meets its principal business objective of increasing the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing stability of its business. EQM expects to achieve its principal business objective through the following business strategies:

•
Capitalizing on economically attractive organic growth opportunities. EQM believes that organic projects will be a key driver of growth in the future. EQM expects to grow its systems over time by meeting EQT’s and third party customers’ midstream service needs that result from their drilling activity in EQM’s areas of operations. EQT’s acreage dedication to EQM’s assets and EQT’s economic relationship with EQM provide a platform for organic growth. In addition, EQM intends to leverage EQT’s knowledge of, and expertise in, the Marcellus, Upper Devonian and Utica Shales in order to target and efficiently execute economically attractive organic growth projects for third party customers, although EQT is under no obligation to share such knowledge and expertise with EQM. EQM will evaluate organic expansion and greenfield construction opportunities in existing and new markets that it believes will increase the volume of gathering, transmission and storage capacity subscribed on its systems. As production increases in EQM's areas of operations, EQM believes that it will have a competitive advantage in pursuing economically attractive organic expansion projects.

•
Increasing access to existing and new delivery markets. EQM is actively working to increase delivery interconnects with interstate pipelines, neighboring LDCs, large industrial facilities and electric generation plants in order to increase access to existing and new markets for natural gas consumption. In 2015, EQM began several multi-year transmission expansion projects to support Marcellus, Upper Devonian and Utica Shale development, including the OVC which was placed in-service during the fourth quarter of 2016. Upon completion of the other transmission expansion projects, EQM's transmission capacity is expected to exceed 5.0 Bcf per day by year-end 2018. Additionally, the MVP is expected to have at least 2.0 Bcf per day of capacity when it is complete.

•
Attracting additional third party volumes.  EQM actively markets its midstream services to, and pursues strategic relationships with, third party producers in order to attract additional volumes and/or expansion opportunities. EQM believes that its connectivity to interstate pipelines as well as its position as an early developer of midstream infrastructure within certain areas of the Marcellus, Upper Devonian and Utica Shales, will allow EQM to capture additional third party volumes in the future.

•
Focusing on stable, fixed-fee business.  EQM intends to pursue additional opportunities to provide fixed-fee gathering, transmission and storage services to EQT and third parties. This contract structure enhances the stability of EQM’s cash flows and limits its direct exposure to commodity price risk. EQM will focus on obtaining additional long-term firm commitments from customers, which may include reservation-based fees, volume commitments and acreage dedications.

EQGP's and EQM’s Relationship with EQT

One of EQM’s principal attributes is its relationship with EQT. Headquartered in Pittsburgh, Pennsylvania, in the heart of the Appalachian Basin, EQT is an integrated energy company, with an emphasis on natural gas production, gathering and transmission. EQT conducts its business through three business segments: EQT Production, EQT Gathering and EQT Transmission. EQT Production holds 13.5 Tcfe of proved natural gas, NGL and crude oil reserves across approximately 3.6 million gross acres, including approximately 790,000 gross acres in the Marcellus play, as of December 31, 2016. EQT Gathering and EQT Transmission provide gathering, transmission and storage services for EQT’s produced gas, as well as for independent third parties across the Appalachian Basin, through EQT's ownership and control of EQM.

As of December 31, 2016, EQGP owned a 1.8% general partner interest in EQM, all of EQM’s IDRs and a 26.6% limited partner interest in EQM. As of December 31, 2016, EQT indirectly held 239,715,000 EQGP common units, representing a 90.1% limited partner interest, and 100% of the non-economic general partner interest in EQGP. Because of the significant interest in EQM that EQT owns through EQGP, EQT is positioned to directly benefit from committing additional natural gas volumes to EQM’s systems and from facilitating organic growth opportunities and accretive acquisitions for EQM. In addition, if EQT were to purchase assets or companies that contain midstream assets, EQT may make these assets available to EQM. However, EQT is under no obligation to make acquisition opportunities available to EQM, is not restricted from competing with EQM and may acquire, construct or dispose of midstream assets without any obligation to offer EQM the opportunity to purchase or construct these assets.

EQGP and EQM believe that their relationship with EQT is advantageous for the following reasons:

•
EQT is a leader among exploration and production companies in the Appalachian Basin.  A substantial portion of EQT’s drilling efforts in recent years were focused on drilling horizontal wells in the Marcellus Shale formations of southwestern Pennsylvania and northern West Virginia. For the year ended December 31, 2016, EQT reported total production sales volumes of 759.0 Bcfe, representing a 26% increase compared to the year ended December 31, 2015. Approximately 87% of EQT’s total production in 2016 was from wells in the Marcellus Shale. EQT's Marcellus sales volumes were 31% higher for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

•
EQT production growth supports EQM's development of organic expansion projects. EQT continues to expand its exploration and production operations in the Appalachian Basin, primarily in the Marcellus, Upper Devonian and Utica Shales. As this expansion increases into areas that are currently underserved by midstream infrastructure, EQM expects it will have a competitive advantage in pursuing economically attractive organic expansion projects, which EQM believes will be a key driver of growth in the future.

While EQGP's and EQM’s relationships with EQT may provide significant benefits, they may also become a source of potential conflicts. For example, neither EQT nor EQGP is restricted from competing with EQM. In addition, all of the executive officers of the EQM General Partner and the EQGP General Partner also serve as officers and employees of, and all of the employees that operate EQM are employees of, EQT. Further, five of the directors of the EQGP General Partner are affiliated with EQT and four are also directors of the EQM General Partner. These individuals face conflicts of interest, which include the allocation of their time among EQGP, EQM and EQT. For a description of EQGP's and EQM’s relationships with EQT, please read Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

 Markets and Customers

EQT accounted for approximately 75%, 73% and 69% of EQM’s total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, PNG Companies, LLC and its affiliates accounted for approximately 12%, 14% and 16% of EQM's total revenues, respectively.

Gathering Customers

EQM’s gathering system has approximately 2,250 receipt points with natural gas producers. EQT represented approximately 96%, 96% and 94% of EQM's gathering revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Transmission Customers

EQM provides natural gas transmission services for EQT and third parties, predominantly consisting of LDCs, marketers, producers and commercial and industrial users that EQM believes to be creditworthy. EQM’s transmission system serves not only adjacent markets in Pennsylvania, West Virginia and Ohio but also provides its customers with access to high-demand end-user markets in the Mid-Atlantic, Northeastern and Midwestern United States through 4.0 Bcf per day of delivery interconnect capacity with major interstate pipelines as of December 31, 2016. EQM provides storage services to a mix of customers, including marketers and LDCs.

EQM’s primary transmission customer is EQT. For the years ended December 31, 2016, 2015 and 2014, EQT and its affiliates accounted for approximately 51%, 47% and 46%, respectively, of EQM's transmission and storage revenues. Additionally, for the years ended December 31, 2016, 2015 and 2014, PNG Companies, LLC and its affiliates accounted for approximately 27%, 29% and 30% of EQM's transmission and storage revenues.

Competition

Key competitors for new gathering systems include companies that own major natural gas pipelines, independent gas gatherers and integrated energy companies. Many of EQM’s competitors have capital resources and control supplies of natural gas greater than it does.

Competition for natural gas transmission and storage volumes is primarily based on rates, customer commitment levels, timing, performance, commercial terms, reliability, service levels, location, reputation and fuel efficiencies. EQM’s principal competitors in its natural gas transmission and storage market include companies that own major natural gas pipelines. In addition, EQM competes with companies that are building high pressure gathering facilities that are not subject to FERC jurisdiction to move volumes to interstate pipelines. EQT also owns high pressure gathering facilities and in the future may construct additional natural gas transmission pipelines and high pressure gathering facilities. Major pipeline natural gas transmission companies that compete with EQM also have existing storage facilities connected to their transmission systems that compete with certain of EQM’s storage facilities. Pending and future third party construction projects, if and when brought on-line, may also compete with EQM’s natural gas transmission and storage services. These third party projects may include FERC-certificated expansions and greenfield construction projects.

Regulatory Environment

FERC Regulation

EQM’s interstate natural gas transmission and storage operations are regulated by the FERC under the NGA, the NGPA and the Energy Policy Act of 2005. EQM’s regulated system operates under tariffs approved by the FERC that establish rates, cost recovery mechanisms and the terms and conditions of service to its customers. Generally, the FERC’s authority extends to:

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

EQM holds certificates of public convenience and necessity for its transmission and storage system issued by the FERC pursuant to Section 7 of the NGA covering rates, facilities, activities and services. These certificates require EQM to provide open-access services on its interstate pipeline and storage facilities on a non-discriminatory basis to all customers that qualify under the FERC gas tariffs. In addition, under Section 8 of the NGA, the FERC has the power to prescribe the accounting treatment of certain items for regulatory purposes. Thus, the books and records of EQM’s interstate pipeline and storage facilities may be periodically audited by the FERC.

The FERC regulates the rates and charges for transmission and storage in interstate commerce. Under the NGA, rates charged by interstate pipelines must be just and reasonable.

The recourse rate that EQM may charge for its services is established through the FERC’s cost-of-service ratemaking process. Generally, the maximum filed recourse rates for interstate pipelines are based on the cost of providing that service including recovery of and a return on the pipeline’s actual prudent historical cost of investment. Key determinants in the ratemaking process include the depreciated capital costs of the facilities, the costs of providing service, the allowed rate of return and income tax allowance, as well as volume throughput and contractual capacity commitment assumptions. The maximum applicable recourse rates and terms and conditions for service are set forth in the pipeline’s FERC-approved tariff. Rate design and the allocation of costs also can impact a pipeline’s profitability. While the ratemaking process establishes the maximum rate that can be charged, interstate pipelines such as EQM’s transmission and storage system are permitted to discount their firm and interruptible rates without further FERC authorization down to the variable cost of performing service, provided they do not “unduly discriminate.” In addition, pipelines are allowed to negotiate different rates with their customers, as described later in this section.

Pursuant to the NGA, changes to rates or terms and conditions of service can be proposed by a pipeline company under Section 4, or the existing interstate transmission and storage rates or terms and conditions of service may be challenged by a complaint filed by interested persons including customers, state agencies or the FERC under Section 5. Rate increases proposed by a pipeline may be allowed to become effective subject to refund and/or a period of suspension, while rates or terms and conditions of service which are the subject of a complaint under Section 5 are subject to prospective change by the FERC. Rate increases proposed by a regulated interstate pipeline may be challenged and such increases may ultimately be rejected by the FERC. Any successful challenge against existing or proposed rates charged for EQM’s transmission and storage services could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make distributions to EQM unitholders, including EQGP.

EQM’s interstate pipeline may also use negotiated rates which could involve rates above or below the recourse rate or rates that are subject to a different rate structure than the rates specified in EQM's interstate pipeline tariffs, provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement. A prerequisite for allowing the negotiated rates is that negotiated rate customers must have had the option to take service under the pipeline’s recourse rates. As of December 31, 2016, approximately 92% of the system’s contracted firm transportation capacity was committed under negotiated rate contracts. Some negotiated rate transactions are designed to fix the negotiated rate for the term of the firm transportation agreement and the fixed rate is generally not subject to adjustment for increased or decreased costs occurring during the contract term.

FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the form of service agreements set forth in the pipeline’s FERC-approved tariff. In the event that the FERC finds that an agreement, in whole or part, is materially non-conforming, it could reject the agreement, require EQM to seek modification of the agreement or require EQM to modify its applicable tariff so that the non-conforming provisions are generally available to all customers.

FERC Regulation of Gathering Rates and Terms of Service

While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, it has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline’s own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission facilities. EQM maintains rates and terms of service in its tariff for unbundled gathering services performed on its gathering facilities in connection with the transmission service. Just as with rates and terms of service for transmission and storage services, EQM’s rates and terms of services for its FERC-regulated low pressure gathering system may be challenged by complaint and are subject to prospective change by the FERC. Rate increases and changes to terms and conditions of service EQM proposes for its FERC-regulated low pressure gathering service may be protested, and such increases or changes can be delayed and may ultimately be rejected by the FERC.

Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. EQM believes that its high pressure gathering systems meet the traditional tests the FERC has used to establish a pipeline’s status as an exempt gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation in the industry, so the classification and regulation of these systems are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.

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

Notwithstanding the investigatory and preventative maintenance costs incurred in EQM’s performance of customary pipeline management activities, EQM may incur significant additional expenses if anomalous pipeline conditions are discovered or more stringent pipeline safety requirements are implemented. For example, in April 2016, PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines. The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. Further, in June 2016, President Obama signed the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (2016 Pipeline Safety Act), extending PHMSA’s statutory mandate under prior legislation through 2019. In addition, the 2016 Pipeline Safety Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, in October 2016 and December 2016, PHMSA issued two separate Interim Final Rules that expanded the agency’s authority to impose emergency restrictions, prohibitions and safety measures and strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity. Most recently, on January 13, 2017, PHMSA promulgated a new final rule regarding hazardous liquid pipelines, which increases the quality and frequency of tests that assess the condition of pipelines, requires operators to annually evaluate the existing protective measures in place for pipeline segments in high consequence areas (HCAs), extends certain leak detection requirements for hazardous liquid pipelines not located in HCAs, and expands the list of conditions that require immediate repair. EQGP is monitoring and evaluating the effect of these and other emerging requirements on EQM’s operations.

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

Should EQM fail to comply with DOT regulations, it could be subject to penalties and fines. PHMSA has the statutory authority to impose civil penalties for pipeline safety violations up to a maximum of $200,000 per day for each violation and $2,000,000 for a related series of violations. This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation. In addition, EQM may be required to make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in its forecasted maintenance capital expenditures.

EQM believes that its operations are in substantial compliance with all existing federal, state and local pipeline safety laws and regulations. However, the adoption of new laws and regulations, such as those proposed by PHMSA, could result in significant added costs or delays in service or the termination of projects, which could have a material adverse effect on EQM and EQGP in the future.

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

In addition, EQM’s operations and construction activities are subject to county and local ordinances that restrict the time, place or manner in which those activities may be conducted so as to reduce or mitigate nuisance-type conditions, such as, for example, excessive levels of dust or noise or increased traffic congestion.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining future operations or imposing additional compliance requirements. Also, certain environmental statutes impose strict, and in some cases joint and several, liability for the cleanup and restoration of sites where hydrocarbons or wastes have been disposed or otherwise released. Consequently, EQM may be subject to environmental liability at its currently owned or operated facilities for conditions caused by others prior to its involvement.

EQM has implemented programs and policies designed to keep its pipelines and other facilities in compliance with existing environmental laws and regulations, and EQM does not believe that its compliance with such legal requirements will have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to make distributions to its unitholders, including EQGP. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be significantly in excess of the amounts EQM currently anticipates. For example, in October 2015, the EPA revised the National Ambient Air Quality Standards (NAAQS) for ozone from 75 parts per billion for the current 8 hour primary and secondary ozone standards to 70 parts per billion for both standards. In addition, in May 2016, the EPA finalized rules that impose volatile organic compound emissions limits on certain oil and natural gas operations that were previously unregulated, including hydraulically fractured oil wells, as well as methane emissions limits for certain new or modified oil and natural gas emissions sources. EQM tries to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While EQM believes that it is in substantial compliance with existing environmental laws and regulations, there is no assurance that the current conditions will continue in the future.

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

EQM also generates solid wastes, including hazardous wastes, which are subject to the requirements of the RCRA, and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the ordinary course of EQM’s operations, EQM generates wastes constituting solid waste and, in some instances, hazardous wastes. While certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations, it is possible that these wastes will in the future be designated as “hazardous wastes” and be subject to more rigorous and costly disposal requirements, which could have a material adverse effect on EQM’s maintenance capital expenditures and operating expenses.

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

Air Emissions. The federal Clean Air Act and comparable state laws and regulations restrict the emission of air pollutants from various industrial sources, including EQM’s compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that EQM obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. EQM’s failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. EQM may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. Compliance with these requirements may require modifications to certain of EQM’s operations, including the installation of new equipment to control emissions from EQM's compressors that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact EQM’s business.

Climate Change. Legislative and regulatory measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs.

The U.S. Congress, along with federal and state agencies, have considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase EQM’s cost of environmental compliance by requiring EQM to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities or impose additional monitoring and reporting requirements. For example, in October 2015, the EPA expanded the petroleum and natural gas system sources for which annual GHG emissions reporting would be required. Also, in December 2016, the EPA sent Information Collection Requests to certain segments of the oil and gas industry requesting extensive information regarding methane emissions that may be used by the EPA to draft climate change regulations. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit EQM by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on EQM of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

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

Endangered Species Act. The federal Endangered Species Act (ESA) restricts activities that may adversely affect endangered and threatened species or their habitats. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of EQM’s facilities are located in areas that are designated as habitats for endangered or threatened species, EQM believes that it is in substantial compliance with the ESA. In addition, the designation of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, could cause EQM to incur additional costs, result in delays in construction of pipelines and facilities, or cause EQM to become subject to operating restrictions in areas where the species are known to exist. For example, the U.S. Fish and Wildlife Service continues to receive hundreds of petitions to consider listing additional species as endangered or threatened and is being regularly sued or threatened with lawsuits to address these petitions. Some of these legal actions may result in species ultimately being listed that are located in areas in which EQM operates.

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

Title to Properties and Rights-of-Way

EQM’s real property falls into two categories: (i) parcels that it owns in fee and (ii) parcels in which its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for EQM’s operations. Certain lands on which EQM’s pipelines and facilities are located are owned by EQM in fee title, and it believes that it has satisfactory title to these lands. The remainder of the lands on which EQM’s pipelines and facilities are located are held by EQM pursuant to surface leases or easements between EQM, as lessee or grantee, and the respective fee owners of the lands, as lessors or grantors. EQM has held, leased or owned many of these lands for many years without any material challenge known to EQM relating to the title to the land upon which the assets are located, and EQM believes that it has satisfactory leasehold estates, easement interests or fee ownership to such lands. EQM believes that it has satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses, and EQM has no knowledge of any material challenge to its title to such assets or their underlying fee title.

There are, however, certain lands within EQM’s storage pools as to which it does not currently have real property rights, some of which is subject to ongoing acquisition negotiations or condemnation proceedings. In accordance with EQM’s FERC certificates, the geological formations within which its permitted storage facilities are located cannot be used by third parties in any way that would detrimentally affect its storage operations, and EQM has the power of eminent domain with respect to the acquisition of necessary real property rights to use such storage facilities.

Insurance

EQGP and EQM generally share insurance coverage with EQT. EQGP and EQM reimburse EQT for the cost of the insurance pursuant to the terms of their respective omnibus agreements with EQT. The insurance program includes excess liability insurance, auto liability insurance, workers’ compensation insurance and property insurance. In addition, EQGP and EQM have procured separate directors and officers liability policies, and EQM has procured a separate general liability policy. All insurance coverage is in amounts management believes to be reasonable and appropriate.

Facilities

EQT leases its corporate offices in Pittsburgh, Pennsylvania. Pursuant to the EQGP omnibus agreement, EQGP pays a proportionate share of EQT’s costs to lease the building.

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

Composition of Segment Operating Revenues

Presented below are operating revenues by segment as a percentage of total operating revenues of EQM.

	For the year ended December 31,
	2016	2015	2014
Gathering operating revenues	54%	53%	48%
Transmission operating revenues	46%	47%	52%

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

We may, over time, reduce our partnership interest in EQM, which would have the effect of reducing EQM’s cash distributions to us.  In addition, the amount of cash that EQM can distribute each quarter to its partners, including us, principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the rates EQM charges for its gathering, transmission and storage services;

•	the level of firm gathering, transmission and storage capacity sold and volumes of natural gas EQM gathers, transports and stores for its customers;

•
regional, domestic and foreign supply and perceptions of supply of natural gas; the level of demand and perceptions of demand in EQM’s end-use markets; and actual and anticipated future prices of natural gas and other commodities (and the volatility thereof), which may impact EQM’s ability to renew and replace firm gathering, transmission and storage agreements;

•	the effect of seasonal variations in temperature on the amount of natural gas that EQM gathers, transports and stores;

•	the level of competition from other midstream energy companies in EQM’s geographic markets;

•	the creditworthiness of EQM’s customers;

•	the amount and timing of distributions received by EQM under its joint venture agreements;

•	the level of EQM’s operating, maintenance and general and administrative costs;

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

Because of these factors, EQM may not have sufficient available cash (as defined in Note 7 to the consolidated financial statements) each quarter to pay quarterly distributions at its most recently announced fourth quarter 2016 distribution amount of $0.85 per unit or any other amount. The amount of cash that EQM has available for distribution depends primarily upon its cash flow, including cash flow from operations and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, EQM may be able to make cash distributions when it records losses for financial accounting purposes and may not be able to make cash distributions during periods when it records net income for financial accounting purposes. Please read “Risks Inherent in EQM’s Business” for a discussion of risks affecting EQM’s ability to generate cash flow.

The EQM General Partner, with our consent but without the consent of our unitholders, may limit or modify the incentive distributions we are entitled to receive from EQM, which may reduce cash distributions to our unitholders.

We own the EQM General Partner, which owns the IDRs in EQM that entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by EQM as certain target distribution levels in excess of $0.4025 per EQM unit are reached in any quarter. A growing portion of the cash flow we receive from EQM is expected to be provided by these IDRs.

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

Because our only source of operating cash flow consists of cash distributions from EQM, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions EQM makes to its partners, including us. We cannot assure you that EQM will continue to make quarterly cash distributions at its most recently announced level of $0.85 per unit or any other level, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if EQM were to increase or decrease distributions to us, the timing and amount of such changes in distributions, if any, would not necessarily be comparable to the timing and amount of any changes in distributions made by EQM to us. Various factors, such as reserves established by the board of directors of our general partner, may affect the distributions we make to our unitholders. In addition, prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates, including EQT, for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions at the current rate or that any distributions EQM does pay to us will allow us to pay distributions at or above the current rate. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of our general partner.

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

Because we are currently participating at the 48.0% level on the IDRs, future growth in distributions paid by EQM will not result in an increase in our proportionate share of incremental cash distributed by EQM. Furthermore, a decrease in the amount of distributions by EQM to less than $0.5250 per EQM common unit per quarter would reduce our percentage of incremental cash distributions in excess of certain established target distribution levels ranging from $0.4025 per unit to $0.5250 per unit. See "Incentive Distribution Rights" under Note 7 to the consolidated financial statements for additional information related to EQM's IDRs. As a result, any reduction in quarterly cash distributions from EQM would have the effect of disproportionately reducing the amount of distributions that we receive from EQM based on our ownership of the IDRs in EQM as compared to cash distributions we receive from EQM with respect to our general partner interest in EQM and our EQM common units.

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

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders do not have the ability to elect our general partner or the members of our general partner’s board of directors and will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis in the future. The members of our general partner’s board of directors, including the independent directors, are chosen by EQT, the owner of our general partner. Our partnership agreement also contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of our management. Furthermore, if our public unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least 80% of the outstanding common units. Because EQT owns more than 20% of our outstanding common units, our public unitholders will be unable to remove our general partner without EQT’s consent. Moreover, any removal of our general partner is also subject to approval of a successor general partner by the vote of the holders of a majority of the outstanding common units.

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

As of February 8, 2017, we owned 21,811,643 common units of EQM, representing a 26.6% limited partner interest, all of which are unregistered and restricted securities, within the meaning of Rule 144 under the Securities Act of 1933, as amended (Securities Act). Unless we exercise our registration rights with respect to these common units, we will be limited to selling into the market in any three-month period an amount of EQM common units that does not exceed the greater of 1.0% of the total number of EQM common units outstanding or the average weekly reported trading volume of the EQM common units for the four calendar weeks prior to the sale. In addition, we face contractual limitations under EQM’s partnership agreement on our ability to sell EQM general partner units, and the market for such general partner units and IDRs is illiquid.

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

We had 266,165,000 common units outstanding as of February 8, 2017, of which 239,715,000 common units were held by EQT, representing 90.1% of our outstanding common units. Sales by EQT or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including EQT, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

EQT, which holds a 90.1% limited partner interest in us as of February 8, 2017, owns our general partner and has the power to appoint all of the officers and directors of our general partner. Conflicts of interest may arise among our general partner and its affiliates (including EQT), on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•
Neither our partnership agreement nor any other agreement requires EQT to pursue a business strategy that favors us or EQM, and the directors and officers of EQT have a fiduciary duty to make these decisions in the best interests of EQT, which may be contrary to our interests. EQT may choose to shift the focus of its investment and growth to areas not served by EQM’s assets.

•
EQT, as EQM’s primary customer, has an economic incentive to cause EQM not to seek higher gathering fees or tariff rates, even if such higher fees or rates would reflect fees and rates that could be obtained in arm's length, third party transactions.

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

Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.

The duties of our general partner’s officers and directors may conflict with their duties as officers and/or directors of EQT and/or the EQM General Partner.

Our general partner’s officers and directors have duties to manage our business in a manner beneficial to us, our unitholders and the owner of our general partner, EQT. However, four of our general partner’s directors and all of its officers are also officers and/or directors of the EQM General Partner, which has duties to manage the business of EQM in a manner beneficial to EQM and EQM’s unitholders. Additionally, all of our general partner’s officers are also officers of EQT, five of our general partner’s directors are affiliated with EQT and three of our general partner’s directors are also directors of EQT. Consequently, these directors and officers may encounter situations in which their obligations to EQM and/or EQT, as applicable, on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

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

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner, including EQT and its other subsidiaries, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us or EQM. EQT currently holds interests in entities that own a limited amount of natural gas midstream assets and may make investments in and purchases of entities that acquire, own and operate other natural gas midstream assets. EQT will be under no obligation to make any acquisition opportunities available to us or EQM. Moreover, while EQT may offer us or EQM the opportunity to buy additional assets from it, it is under no contractual obligation to accept any offer we or EQM might make with respect to such opportunity.

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

If at any time our general partner and its affiliates own more than 95% of our outstanding common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the remaining units held by unaffiliated persons at a price that is not less than the then-current market price of the common units. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our common unitholders may also incur a tax liability upon a sale of their common units. As of February 8, 2017, affiliates of our general partner owned 90.1% of our outstanding common units.

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

Risks Inherent in EQM’s Business

EQM depends on EQT for a substantial majority of its revenues and future growth. Therefore, we and EQM are indirectly subject to the business risks of EQT. We and EQM have no control over EQT’s business decisions and operations, and EQT is under no obligation to adopt a business strategy that favors us or EQM.

Historically, EQM has provided a substantial percentage of its natural gas gathering, transmission and storage services to EQT. EQT accounted for approximately 75% of EQM’s total revenues for the year ended December 31, 2016. EQM expects to derive a substantial majority of its revenues from EQT for the foreseeable future. Therefore, any event, whether in EQM’s areas of operations or otherwise, that adversely affects EQT’s production, financial condition, leverage, results of operations or cash flows may adversely affect EQM’s and our ability to sustain or increase cash distributions to its and our respective unitholders. Accordingly, we and EQM are indirectly subject to the business risks of EQT, including the following:

•	natural gas price volatility or a sustained period of lower commodity prices may have an adverse effect on EQT’s drilling operations, revenue, profitability, future rate of growth and liquidity;

•	a reduction in or slowing of EQT’s anticipated drilling and production schedule, which would directly and adversely impact demand for EQM’s services;

•	infrastructure capacity constraints and interruptions;

•	risks associated with the operation of EQT’s wells, pipelines and facilities, including potential environmental liabilities;

•	the availability of capital on a satisfactory economic basis to fund EQT’s operations;

•	EQT’s ability to identify exploration, development and production opportunities based on market conditions;

•	uncertainties inherent in projecting future rates of production;

•	EQT’s ability to develop additional reserves that are economically recoverable, to optimize existing well production and to sustain production;

•	adverse effects of governmental and environmental regulation and negative public perception regarding EQT’s operations;

•	the loss of key personnel; and

•	risk associated with cyber security threats.

EQT may reduce its capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting significant unaffiliated third party customers, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its gathering and transmission and storage systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to, and entered into long-term firm gathering and transmission contracts on, EQM’s systems, it may determine in the future that drilling in areas outside of EQM’s current areas of operations is strategically more attractive to it and it is under no contractual obligation to maintain its production dedicated to EQM. EQT may also acquire production assets or acreage that are dedicated to third party systems. A reduction in the capacity subscribed or volumes transported or gathered on EQM’s systems by EQT could have a material adverse effect on EQM’s business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders, including us.

Please see Item 1A, “Risk Factors” in EQT’s Annual Report on Form 10-K for the year ended December 31, 2016 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full discussion of the risks associated with EQT’s business.

EQM’s natural gas gathering, transmission and storage services are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make distributions.

EQM’s interstate natural gas transmission and storage operations are regulated by the FERC under the NGA, the NGPA and the Energy Policy Act of 2005. Certain portions of EQM’s gathering operations are also rate-regulated by the FERC in connection with its interstate transmission operations. EQM’s FERC-regulated systems operate under tariffs approved by the FERC that establish rates, cost recovery mechanisms and terms and conditions of service to its customers. Generally, the FERC’s authority extends to:

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

Interstate pipelines may not charge rates or impose terms and conditions of service that, upon review by the FERC, are found to be unjust and unreasonable or unduly discriminatory. The recourse rate that may be charged by EQM’s interstate pipeline for its transmission and storage services is established through the FERC’s ratemaking process. The maximum applicable recourse rate and terms and conditions for service are set forth in EQM’s FERC-approved tariffs.

Pursuant to the NGA, existing interstate transmission and storage rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases and changes to terms and conditions of service proposed by a regulated interstate pipeline may be protested and such increases or changes can be delayed and may ultimately be rejected by the FERC. EQM currently holds authority from the FERC to charge and collect (i) “recourse rates,” which are the maximum rates an interstate pipeline may charge for its services under its tariff, (ii) “negotiated rates,” which involve rates above or below the “recourse rates,” provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement, and (iii) market-based rates for some of EQM's storage services from which EQM derives a small portion of its revenues. As of December 31, 2016, approximately 92% of the contracted firm transmission capacity on EQM’s system was committed under such “negotiated rate” contracts, rather than recourse, discount or market rate contracts. There can be no guarantee that EQM will be allowed to continue to operate under such rate structures for the remainder of those assets’ operating lives. Any successful challenge against rates charged for EQM’s transmission and storage services could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, the FERC has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline’s own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission facilities. EQM maintains rates and terms of service in its tariff for unbundled gathering services performed on a portion of its gathering facilities that are connected to its transmission and storage system. Just as with rates and terms of service for transmission and storage services, EQM’s rates and terms of services for its FERC-regulated gathering services may be challenged by complaint and are subject to prospective change by the FERC. Rate increases and changes to terms and conditions of service which EQM proposes for its FERC-regulated gathering services may be protested, and such increases or changes can be delayed and may ultimately be rejected by the FERC.

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

FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the forms of service agreements set forth in the pipeline’s FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that the FERC finds that an agreement is materially non-conforming, in whole or in part, it could reject the agreement or require EQM to seek modification, or alternatively require EQM to modify its tariff so that the non-conforming provisions are generally available to all customers.

Under current policy, the FERC permits interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated rates. For pipelines owned by partnerships or limited liability companies taxed as partnerships for federal income tax purposes, the tax allowance will reflect the actual or potential income tax liability on the FERC-jurisdictional income attributable to all partnership or limited liability company interests if the ultimate owner of the interest has an actual or potential income tax liability on such income. The FERC will determine, on a case-by-case basis, whether the owners of an interstate pipeline have such actual or potential income tax liability. In a future rate case, EQM may be required to demonstrate the extent to which inclusion of an income tax allowance in the applicable cost-of-service is permitted under the current income tax allowance policy. In addition, the FERC’s income tax allowance policy is frequently the subject of challenge, and EQM cannot predict whether the FERC or a reviewing court will alter the existing policy. In July 2016, in United Airlines, Inc. v. FERC, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated a pair of FERC orders to the extent they permitted an interstate refined petroleum products pipeline owned by a master limited partnership to include an income tax allowance in its cost-of-service-based rates. The D.C. Circuit held that the FERC had failed to demonstrate that the inclusion of an income tax allowance in the pipeline’s rates would not lead to an over-recovery of costs attributable to regulated service. The D.C. Circuit instructed the FERC on remand to fashion a remedy to ensure that the pipeline’s rates do not allow it to over-recover its costs. In response to the D.C. Circuit's remand, in December 2016, the FERC issued a Notice of Inquiry seeking comments regarding how to address any double recovery resulting from the FERC's current income tax allowance and rate of return policies. Initial comments are due in March 2017 with reply comments due in April 2017. The outcome of those proceedings could affect the FERC’s income tax allowance policy for cost-based or recourse rates charged by regulated pipelines on a prospective basis. If the FERC’s policy were to change and if the FERC were to disallow all or a substantial portion of the income tax allowance for EQM's pipelines, EQM’s regulated rates, and therefore EQM's revenues and ability to make quarterly cash distributions to its unitholders, including us, could be materially adversely affected.

The FERC may not continue to pursue its approach of pro-competitive policies as it considers matters such as interstate pipeline rates and rules and policies that may affect rights of access to natural gas transmission capacity and transmission and storage facilities.

Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. EQM believes that its high pressure natural gas gathering pipelines meet the traditional tests the FERC has used to establish a pipeline’s status as an exempt gatherer not subject to regulation as a natural gas company, although the FERC has not made a formal determination with respect to the jurisdictional status of those facilities. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation within the industry, so the classification and regulation of our high pressure gathering systems are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.

Failure to comply with applicable provisions of the NGA, the NGPA, federal pipeline safety laws and certain other laws, as well as with the regulations, rules, orders, restrictions and conditions associated with these laws, could result in the imposition of administrative and criminal remedies and civil penalties. For example, the FERC is authorized to impose civil penalties of up to approximately $1.2 million per violation, per day for violations of the NGA, the NGPA or the rules, regulations, restrictions, conditions and orders promulgated under those statutes. This maximum penalty authority established by statute will continue to be adjusted periodically for inflation.

In addition, future federal, state or local legislation or regulations under which EQM will operate its natural gas gathering, transmission and storage businesses may have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Any significant decrease in production of natural gas in EQM’s areas of operation could adversely affect its business and operating results and reduce its cash available to make distributions.

EQM’s business is dependent on the continued availability of natural gas production and reserves in its areas of operation. A sustained low price environment for natural gas or regulatory limitations could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets. Production from existing wells and natural gas supply basins with access to EQM’s systems will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, producers may determine in the future that drilling activities in areas outside of EQM’s current areas of operations are strategically more attractive to them due to a sustained low price environment for natural gas or other reasons. A reduction in the natural gas volumes supplied by EQT or other third party producers could result in reduced throughput on EQM’s systems and adversely impact its ability to grow its operations and increase quarterly cash distributions to its unitholders, including us. Accordingly, to maintain or increase the contracted capacity or the volume of natural gas gathered, transported and stored on EQM’s systems and cash flows associated therewith, EQM’s customers must continually obtain adequate supplies of natural gas.

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

Fluctuations in energy prices can also greatly affect the development of new natural gas reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond EQM's control. For example, the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $3.76 per MMBtu to a low of $1.49 per MMBtu from January 1, 2015 through December 31, 2016, and the daily spot prices for NYMEX West Texas Intermediate crude oil ranged from a high of $61.13 per barrel to a low of $26.51 per barrel during the same period. Factors affecting natural gas prices include worldwide economic conditions; weather conditions and seasonal trends; the levels of domestic production and consumer demand; new exploratory finds of natural gas; the availability of imported LNG; the ability to export LNG; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional basis differentials and premiums; the price and availability of alternative fuels; the effects of energy conservation measures; the nature and extent of governmental regulation and taxation; and the anticipated future prices of natural gas, LNG and other commodities. Low natural gas prices, particularly in the Appalachian Basin, have had a negative impact on exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in EQM's areas of operation would lead to reduced utilization of EQM's systems. Because of these factors, even if new natural gas reserves are known to exist in areas served by EQM's assets, producers may choose not to develop those reserves. Moreover, EQT may not develop the acreage it has dedicated to EQM. If reductions in drilling activity result in EQM's inability to maintain levels of contracted capacity and throughput, it could reduce EQM's revenue and impair its ability to make quarterly cash distributions to its unitholders, including us.

EQM does not obtain independent evaluations of natural gas reserves connected to its systems. Accordingly, EQM does not have independent estimates of total reserves connected to its systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to EQM’s systems are less than EQM anticipates, or the timeline for the development of reserves is longer than EQM anticipates, and EQM is unable to secure additional sources of natural gas, there could be a material adverse effect on its business, results of operations, financial condition and ability to make quarterly cash distributions to its unitholders, including us.

If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins, or if natural gas supplies are diverted to serve other markets, the overall volume of natural gas gathered, transported and stored on

EQM’s systems would decline, which could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM may not be able to increase its third party throughput and resulting revenue due to competition and other factors, which could limit its ability to grow and extend its dependence on EQT.

Part of EQM’s growth strategy includes diversifying its customer base by identifying opportunities to offer services to third parties other than EQT. For the years ended December 31, 2016, 2015 and 2014, EQT accounted for approximately 96%, 96% and 94%, respectively, of EQM’s gathering revenues, 56%, 53% and 51%, respectively, of EQM’s transmission revenues, 1%, 1% and 2%, respectively, of EQM’s storage revenues, and 75%, 73% and 69%, respectively, of EQM’s total operating revenues. EQM’s ability to increase its third party subscribed capacity and throughput and resulting revenue is subject to numerous factors beyond its control, including competition from third parties and the extent to which EQM has available capacity when third party shippers require it. To the extent that EQM lacks available capacity on its systems for third party volumes, it may not be able to compete effectively with third party systems for additional natural gas production in its areas of operation.

EQM has historically provided gathering, transmission and storage services to third parties on only a limited basis and may not be able to attract material third party service opportunities. EQM’s efforts to attract new unaffiliated customers may be adversely affected by its relationship with EQT and its desire to provide services pursuant to long-term firm contracts. EQM’s potential customers may prefer to obtain services under other forms of contractual arrangements under which EQM would be required to assume direct commodity exposure. In addition, EQM will need to continue to improve its reputation among its potential customer base for providing high quality service in order to continue to successfully attract unaffiliated third parties.

EQM is exposed to the credit risk of its counterparties in the ordinary course of its business.

EQM is exposed to the risk of loss resulting from the nonpayment and/or nonperformance of its customers, suppliers, joint venture partners and other counterparties. EQM extends credit to its customers, including EQT as its largest customer, as a normal part of EQM’s business. While EQM has established credit policies, including assessing the creditworthiness of its customers as permitted by its FERC-approved natural gas tariffs, and requiring appropriate terms or credit support from them based on the results of such assessments, EQM may not have adequately assessed the creditworthiness of its existing or future customers. We cannot predict the extent to which EQT’s and EQM’s other counterparties’ businesses would be impacted if commodity prices further deteriorate, commodity prices remain depressed for a sustained period of time, or other conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on the abilities of EQM’s counterparties to perform under their gathering, transmission and storage agreements with EQM. The current low commodity price environment has negatively impacted natural gas producers causing some producers in the industry significant economic stress including, in certain cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of EQM’s customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any resulting nonpayment and/or nonperformance by EQM’s counterparties could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Increased competition from other companies that provide gathering, transmission and storage services, or from alternative fuel sources, could have a negative impact on the demand for EQM’s services, which could adversely affect its financial results.

EQM’s ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors. EQM’s systems compete primarily with other interstate and intrastate pipelines and storage facilities in the gathering, transmission and storage of natural gas. Some of EQM’s competitors have greater financial resources and may now, or in the future, have access to greater supplies of natural gas than EQM does. Some of these competitors may expand or construct gathering systems and transmission and storage systems that would create additional competition for the services EQM provides to its customers. In addition, EQM’s customers may develop their own gathering, transmission or storage services instead of using EQM’s. Moreover, none of EQT, EQGP or any of their respective affiliates is limited in its ability to compete with EQM.

The policies of the FERC promoting competition in natural gas markets are having the effect of increasing the natural gas transmission and storage options for EQM’s traditional customer base. As a result, EQM could experience some “turnback” of firm capacity as existing agreements expire. If EQM is unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, EQM may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas transported or stored on EQM’s system or, in cases where EQM does not have long-term firm contracts, could force EQM to lower its transmission or storage rates.

Further, natural gas as a fuel competes with other forms of energy available to end-users, including electricity, coal, liquid fuels and renewable and alternative energy. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas gathering, transmission and storage services.

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

EQM depends on third party pipelines and other facilities that provide receipt and delivery options to and from EQM’s transmission and storage system. For example, EQM’s transmission and storage system interconnects with the following interstate pipelines: Texas Eastern, Dominion Transmission, Columbia Gas Transmission, Tennessee Gas Pipeline Company, Rockies Express Pipeline LLC and National Fuel Gas Supply Corporation, as well as multiple distribution companies. Similarly, EQM’s gathering systems have multiple delivery interconnects to multiple interstate pipelines. In the event that EQM’s access to such systems was impaired or if it were unable to maintain processing and treating contracts on acceptable terms, the amount of natural gas that EQM’s gathering systems can gather and transport would be adversely affected, which could reduce revenues from EQM’s gathering activities. Because EQM does not own these third party pipelines or facilities, their continuing operation is not within EQM’s control. If these or any other pipeline connections or facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, EQM’s ability to operate efficiently and continue shipping natural gas to end markets could be restricted, thereby reducing EQM’s revenues. Any temporary or permanent interruption at any key pipeline interconnect or facility could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Certain of the services EQM provides on its transmission and storage system are subject to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if EQM’s cost to perform such services exceeds the revenues received from such contracts, and, as a result, EQM’s costs could exceed its revenues received under such contracts.

It is possible that costs to perform services under “negotiated rate” contracts will exceed the negotiated rates EQM has agreed to provide to its customers. If this occurs, it could decrease the cash flow realized by EQM’s systems and, therefore, the cash EQM has available for distribution to its unitholders, including us. Under FERC policy, a regulated service provider and a customer may mutually agree to a “negotiated rate,” and that contract must be filed with and accepted by the FERC. As of December 31, 2016, approximately 92% of EQM’s contracted transmission firm capacity was subscribed under such “negotiated rate” contracts. Unless the parties to these “negotiated rate” contracts agree otherwise, the contracts generally may not be adjusted to account for increased costs which could be caused by inflation or other factors relating to the specific facilities being used to perform the services.

EQM may not be able to renew or replace expiring contracts at favorable rates or on a long-term basis.

EQM’s primary exposure to market risk occurs at the time its existing contracts expire and are subject to renegotiation and renewal. Including contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, EQM's firm gathering contracts had a weighted average remaining term of approximately 9 years and firm transmission and storage contracts had a weighted average remaining term of approximately 16 years as of December 31, 2016. The extension or replacement of existing contracts, including EQM's contracts with EQT, depends on a number of factors beyond EQM’s control, including:

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

If the tariffs governing the services EQM provides are successfully challenged, EQM could be required to reduce its tariff rates, which would have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Rate payers, the FERC or other interested stakeholders, such as state regulatory agencies, may challenge EQM’s recourse rates, discounted rates offered to individual customers or the terms and conditions of service included in EQM’s tariffs. EQM does not have an agreement in place that would prohibit customers, including EQT or its affiliates, from challenging EQM’s tariffs. If any challenge were successful, among other things, the rates that EQM charges on its systems could be reduced. Successful challenges could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

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

Organic and greenfield growth projects are a significant component of EQM’s growth strategy. The development and construction of pipelines and storage facilities involves numerous regulatory, environmental, political and legal uncertainties beyond EQM’s control and will require the expenditure of significant amounts of capital. The development and construction of pipelines and storage facilities expose EQM to construction risks such as the failure to meet affiliate and third party contractual requirements, delays caused by landowners or advocacy groups opposed to the oil and gas industry, environmental hazards, the lack of available skilled labor, equipment and materials and the inability to obtain necessary rights-of-way or approvals and permits from regulatory agencies on a timely basis or at all. These types of projects may not be completed on schedule, at the budgeted cost or at all. Moreover, EQM’s revenues may not increase for some time after completion of a particular project. For instance, EQM will be required to pay construction costs generally as they are incurred but construction will typically occur over an extended period of time, and EQM will not receive material increases in revenues until the project is placed into service. Moreover, EQM may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve EQM’s expected investment return, which could adversely affect EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Certain of EQM’s internal growth projects may require regulatory approval from federal, state and local authorities prior to construction, including any extensions from or additions to its transmission and storage system. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to exploration and production and gathering activities in new production areas, including the Marcellus, Upper Devonian and Utica Shales, and negative public perception regarding the oil and gas industry. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions.

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

If EQM is unable to make accretive acquisitions, whether because, among other reasons, (i) EQM is unable to identify attractive acquisition opportunities, (ii) EQM is unable to negotiate acceptable purchase contracts, (iii) EQM is unable to obtain financing for acquisitions on economically acceptable terms, (iv) EQM is outbid by competitors, some of which are substantially larger than EQM and have greater financial resources, or (v) EQM is unable to obtain necessary governmental or third party consents, then EQM’s future growth and ability to increase distributions will be limited.

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

In order to expand EQM’s asset base and complete the announced expansion projects described in this Annual Report on Form 10-K, EQM will need to make significant expansion capital expenditures. If EQM does not make sufficient or effective expansion capital expenditures, it will be unable to expand its business operations and may be unable to maintain or raise the level of its quarterly cash distributions.

Global financial markets and economic conditions have been, and continue to be, volatile, particularly for companies in the oil and gas industry. The current weak economic conditions in the oil and gas industry have made, and will likely continue to make, it difficult for some entities to obtain funding. In order to fund its expansion capital expenditures, EQM will be required to use cash from its operations, incur borrowings or sell additional common units or other limited partner interests. Using cash from operations will reduce distributable cash flow to EQM’s common unitholders, including us. EQM’s ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by its financial condition at the time of any such financing or offering, the covenants in EQM’s debt agreements, general economic conditions and contingencies and uncertainties that are beyond EQM’s control. Even if EQM is successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit its ability to pay distributions to its common unitholders, including us. In addition, incurring additional debt may significantly increase EQM’s interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rates, which could materially decrease EQM’s and our ability to pay distributions at the then-current distribution rate. If funding is not available to EQM when needed, or is available only on unfavorable terms, EQM may be unable to execute its business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on EQM’s financial condition, results of operations, cash flows and ability to make quarterly cash distributions to its unitholders, including us. EQM does not have any commitment with the EQM General Partner or other affiliates, including EQT and us, to provide any direct or indirect financial assistance to EQM. In October 2016, EQM entered into a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility); however, any loans from EQT under the 364-Day Facility are at the sole discretion of EQT, and EQT is under no obligation, fiduciary or otherwise, to make such funds available to EQM.

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

•	ruptures, fires and explosions;

•	pipeline freeze offs due to cold weather; and

•	other hazards that could also result in personal injury and loss of life, pollution to the environment and suspension of operations.

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

EQM is not fully insured against all risks inherent in its business, including environmental accidents that might occur. In addition, EQM does not maintain business interruption insurance of the types and in amounts necessary to cover all possible risks of loss. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQT currently maintains excess liability insurance that covers EQT’s and its affiliates’, including EQM’s, legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability but excludes: release of pollutants subsequent to their disposal; release of substances arising from the combustion of fuels that result in acidic deposition; and testing, monitoring, clean-up, containment, treatment or removal of pollutants from property owned, occupied by, rented to, used by or in the care, custody or control of EQT and its affiliates, including us.

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

EQM’s operations are regulated extensively at the federal, state and local levels. Laws, regulations and other legal requirements have increased the cost to plan, design, install, operate and abandon gathering and transmission systems and pipelines. Environmental, health and safety legal requirements govern discharges of substances into the air, water and ground; the management and disposal of hazardous substances and wastes; the clean-up of contaminated sites; groundwater quality and availability; plant and wildlife protection; locations available for pipeline construction; environmental impact studies and assessments prior to permitting; restoration of properties after construction or operations are completed; pipeline safety (including replacement requirements); and work practices related to employee health and safety. Compliance with the laws, regulations and other legal requirements applicable to EQM’s business, including delays in obtaining permits or other government approvals, may increase EQM’s cost of doing business, result in delays or restrictions in the performance of operations due to the need to obtain additional or more detailed permits or other governmental approvals or even cause EQM not to pursue a project. For example, the U.S. Fish and Wildlife Service continues to receive hundreds of petitions to consider listing of additional species as endangered or threatened and is being regularly sued or threatened with lawsuits to address these petitions. Some of these legal actions may result in species ultimately being listed that are located in areas in which EQM operates. Such designations of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, can result in increased costs, construction delays, restrictions in EQM’s operations or abandonment of projects. In addition, compliance with laws, regulations or other legal requirements could subject EQM to claims for personal injuries, property damage and other damages. EQM’s failure to comply with the laws, regulations and other legal requirements applicable to its business, even if as a result of factors beyond its control, could result in the suspension or termination of its operations and subject EQM to administrative, civil and criminal penalties and damages.

Laws, regulations and other legal requirements are constantly changing, and implementation of compliant processes in response to such changes could be costly and time consuming. For example, in October 2015, the EPA revised the NAAQS for ozone from 75 parts per billion for the current 8 hour primary and secondary ozone standards to 70 parts per billion for both standards. In addition, in May 2016, the EPA finalized rules that impose volatile organic compound emissions limits on certain oil and natural gas operations that were previously unregulated, including hydraulically fractured oil wells, as well as methane emissions limits for certain new or modified oil and natural gas emissions sources. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of EQM’s equipment, result in longer permitting timelines, and significantly increase EQM’s capital expenditures and operating costs, which could adversely impact EQM’s business. In addition to periodic changes to air, water and waste laws, as well as recent EPA initiatives to impose climate change-based air regulations on industry, the U.S. Congress and various states have been evaluating climate-related legislation and other regulatory initiatives that would further restrict emissions of GHGs, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of burning natural gas). In December 2016, the EPA sent Information Collection Requests to certain segments of the oil and gas industry requesting extensive information regarding methane emissions that may be used by the EPA to draft climate change regulations. Such restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of GHGs that could have an adverse effect on EQM’s operations.

There is a risk that EQM may incur costs and liabilities in connection with its operations due to historical industry operations and waste disposal practices, its handling of wastes and potential emissions and discharges related to EQM’s operations. Private parties, including the owners of the properties through which EQM’s gathering system or its transmission and storage system pass and facilities where its wastes are taken for reclamation or disposal, may have the right to pursue legal actions to require remediation of contamination or enforce compliance with environmental requirements as well as to seek damages for personal injury or property damage. In addition, changes in environmental laws occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to its unitholders, including us. EQM may not be able to recover all or any of these costs from insurance.

Climate change and related legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the natural gas services EQM provides.

Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs and has adopted regulations that require, among other things, preconstruction and operating permits for certain large stationary sources and the monitoring and reporting of GHGs from certain onshore oil and natural gas production sources on an annual basis.

In addition, the U.S. Congress, along with federal and state agencies, have considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase EQM’s cost of environmental compliance by requiring it to install new equipment to reduce emissions from larger facilities and/or, depending on any future legislation, purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals for existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas EQM gathers, transports and stores. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit EQM by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on EQM of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

Significant portions of EQM’s pipeline systems have been in service for several decades. There could be unknown events or conditions or increased maintenance or repair expenses and downtime associated with its pipelines that could have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make distributions.

Significant portions of EQM’s transmission and storage system and FERC-regulated gathering system have been in service for several decades. The age and condition of these systems could result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce EQM's revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of EQM’s systems could adversely affect its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM may incur significant costs and liabilities as a result of increasingly stringent pipeline safety regulation, including pipeline integrity management program testing and related repairs.

The DOT, acting through PHMSA, has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could harm “high consequence areas,” including high population areas, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The regulations require operators, including EQM, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.

Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on EQM and similarly situated midstream operators.  For example, in April 2016, PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines.  The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. Further, in June 2016, President Obama signed the 2016 Pipeline Safety Act that extends PHMSA’s statutory mandate under prior legislation through 2019. In addition, the 2016 Pipeline Safety Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, in October 2016 and December 2016, PHMSA issued two Interim Final Rules that expanded the agency’s authority to impose emergency restrictions, prohibitions and safety measures and strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity. Most recently, on January 13, 2017, PHMSA promulgated a new final rule regarding hazardous liquid pipelines, which increases the quality and frequency of tests that assess the condition of pipelines, requires operators to annually evaluate the existing protective measures in place for pipeline segments in HCAs, extends certain leak detection requirements for hazardous liquid pipelines not located in HCAs, and expands the list of conditions that require immediate repair. We are monitoring and evaluating the effect of these and other emerging requirements on EQM’s operations.

States are generally preempted by federal law in the area of pipeline safety, but state agencies may qualify to assume responsibility for enforcing federal regulations over intrastate pipelines.  They may also promulgate additive pipeline safety regulations provided that the state standards are at least as stringent as the federal standards. Although many of EQM’s natural gas facilities fall within a class that is not subject to integrity management requirements, EQM may incur significant costs and liabilities associated with repair, remediation, preventive or mitigation measures associated with its non-exempt transmission pipelines. The costs, if any, for repair, remediation, preventive or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down EQM’s pipelines during the pendency of such actions, could be material.

Should EQM fail to comply with DOT regulations, it could be subject to penalties and fines. PHMSA has the authority to impose civil penalties for pipeline safety violations up to a maximum of $200,000 per day for each violation and $2,000,000 for a related series of violations. This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation. In addition, EQM may be required to comply with new safety regulations and make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in its forecasted maintenance capital expenditures.

The adoption of legislation relating to hydraulic fracturing and the enactment of new or increased severance taxes and impact fees on natural gas production could cause EQM’s current and potential customers to reduce the number of wells they drill in the Marcellus, Upper Devonian and Utica Shales or curtail production of existing wells. If reductions are significant for those or other reasons, the reductions would have a material adverse effect on EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM’s assets are primarily located in the Marcellus Shale fairway in southwestern Pennsylvania and northern West Virginia, and a majority of the production that EQM receives from customers is produced from wells completed using hydraulic fracturing. Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays like the Marcellus, Upper Devonian and Utica Shales. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies, but several federal agencies have asserted regulatory authority over aspects of the process, including the EPA, which published proposed effluent limit guidelines in April 2015 for waste water from shale gas extraction operations before being discharged to a treatment plant, and the federal Bureau of Land Management (BLM), which issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands. While the BLM rule is currently the subject of a judicial challenge, other federal agencies may look to the BLM rule in developing new regulations that could apply to EQM’s operations.

The U.S. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing, while a growing number of states, including those in which EQM operates, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Some states, such as Pennsylvania, have imposed fees on the drilling of new unconventional oil and gas wells. States could elect to prohibit hydraulic fracturing altogether, as was announced in December 2014 with regard to fracturing activities in New York. Also, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In fact, legislation or regulation banning hydraulic fracturing has been adopted in a number of local jurisdictions, including ones in which EQM has limited operations. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. For example, in December 2016, the EPA issued its final report on a study it had conducted over several years regarding the effects of hydraulic fracturing on drinking water sources. The final report, contrary to several previously published draft reports issued by the EPA, found instances in which impacts to drinking water may occur. However, the report also noted significant data gaps that prevented the EPA from determining the extent or severity of these impacts. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.

State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection disposal wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado, Ohio, Oklahoma and Texas, have modified their regulations to account for induced seismicity. While Pennsylvania is not one of the states where such regulation has been enacted, regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on EQM’s customers.

The adoption of new laws, regulations or ordinances at the federal, state or local levels imposing more stringent restrictions on hydraulic fracturing could make it more difficult for EQM’s customers to complete natural gas wells, increase customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for EQM’s gathering, transmission and storage services.

Furthermore, the tax laws, rules and regulations that affect EQM’s customers are subject to change. For example, Pennsylvania’s governor and legislature have continued to discuss the imposition of a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus, Upper Devonian and Utica Shale formations, either in replacement of or in addition to the existing state impact fee. A consensus on the characteristics, such as the effective tax rate, or enactment of a state severance tax has yet to be reached. Any such increase or change could adversely impact the earnings, cash flows and financial position of EQM’s customers and cause them to reduce their drilling in the areas in which EQM operates.

EQM’s exposure to direct commodity price risk may increase in the future.

Although EQM intends to enter into long-term firm contracts with new customers in the future, its efforts to obtain such contractual terms may not be successful. In addition, EQM may acquire or develop additional midstream assets in the future that do not provide services primarily based on capacity reservation charges or other fixed fee arrangements and therefore have a greater exposure to fluctuations in commodity price risk than its current operations. Future exposure to the volatility of natural gas prices, including regional basis differentials, as a result of EQM’s future contracts could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

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

EQM has entered into a joint venture, and may in the future enter into additional or modify existing joint ventures, that might restrict its operational and corporate flexibility. In addition, these joint ventures are subject to many of the same operational risks to which EQM are subject.

EQM has entered into a joint venture to construct the Mountain Valley Pipeline (MVP) and may in the future enter into additional joint venture arrangements with third parties. Joint venture arrangements may restrict EQM’s operational and corporate flexibility. For example, because EQM does not control all of the decisions of the MVP Joint Venture, it may be difficult or impossible for EQM to cause the joint venture to take actions that EQM believes would be in EQM’s or the joint venture’s best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing EQM to fund operating and/or capital expenditures, the timing and amount of which EQM may not control, and EQM’s joint venture partners may not satisfy their financial obligations to the joint venture.

In addition, the operations of the MVP Joint Venture and any joint ventures we or EQM may enter into in the future are subject to many of the same operational risks to which we and EQM are subject as described in this Item 1A, “Risk Factors - Risks Inherent in EQM’s Business.”

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

EQM’s $750 million credit facility also contains a covenant requiring EQM to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). EQM’s ability to meet these covenants can be affected by events beyond its control and EQM cannot assure its unitholders that it will meet these covenants. In addition, EQM’s $750 million credit facility contains events of default customary for such facilities, including the occurrence of a change of control (which will occur if EQT fails to control the EQM General Partner, EQM fails to own 100% of Equitrans, L.P., or the EQM General Partner fails to be EQM’s general partner).

The provisions of EQM’s debt agreements may affect EQM’s ability to obtain future financing and pursue attractive business opportunities and its flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of EQM’s debt agreements could result in an event of default, which could enable EQM’s lenders to, subject to the terms and conditions of the applicable agreement, declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of EQM’s debt is accelerated, EQM’s assets may be insufficient to repay such debt in full, and its and our unitholders could experience a partial or total loss of their investments. The $750 million credit facility also has cross default provisions that apply to any other indebtedness EQM may have with an aggregate principal amount in excess of $15 million.

EQM’s future debt levels may limit its flexibility to obtain financing and to pursue other business opportunities.

EQM has the ability to incur debt, subject to limitations in its $750 million credit facility. EQM’s level of debt could have important consequences to EQM, including the following:

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

The credit and business risk profiles of the EQM General Partner and EQT may be factors considered in credit evaluations of EQM and us. This is because the EQM General Partner, which is controlled by EQT through EQT’s ownership interest in us, controls EQM's business activities, including EQM's cash distribution policy and growth strategy. Due to our and EQM’s relationship with EQT, our and EQM’s abilities to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairments to EQT’s financial condition, including the degree of its financial leverage and its dependence on cash flows from us to service its indebtedness, or adverse changes in EQT’s credit ratings, including a downgrade of its investment grade credit rating. A sustained period of lower commodity prices could increase the risk of a lower credit rating for EQT and EQM. Any material limitations on our or EQM’s abilities to access capital as a result of adverse changes at EQT or EQM could limit our and EQM’s abilities to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at EQT could negatively impact our and EQM’s unit prices, limiting our and EQM’s abilities to raise capital through equity issuances or debt financing, could negatively affect our and EQM’s ability to engage in, expand or pursue our business activities, and could also prevent us or EQM from engaging in certain transactions that might otherwise be considered beneficial to us or EQM.

Please see Item 1A, “Risk Factors” in EQT’s Annual Report on Form 10-K for the year ended December 31, 2016 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full discussion of the risks associated with EQT’s business.

A downgrade of EQM’s credit ratings, which are determined by independent third parties, could impact EQM’s liquidity, EQM’s access to capital, and EQM’s costs of doing business.

If any credit rating agency downgrades EQM's credit ratings, EQM's access to credit markets may be limited, EQM's borrowing costs could increase, and EQM may be required to provide additional credit assurances in support of commercial agreements, such as joint venture agreements and construction contracts, the amount of which may be substantial. EQM’s credit rating by Moody’s as of February 8, 2017 of Ba1 is considered non-investment grade and may result in greater borrowing costs and collateral requirements than would be available to EQM if all its credit ratings were investment grade. EQM’s ability to access capital markets could also be limited by economic, market or other disruptions. An increase in the level of EQM’s indebtedness in the future may result in a downgrade in the ratings that are assigned to its debt. See "The credit and risk profile of the EQM General Partner and EQT could adversely affect EQM's credit ratings and risk profile, which could increase EQM's borrowing costs or hinder its ability to raise capital" in the above section.

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

EQM does not obtain independent evaluations of natural gas reserves connected to its systems. Therefore, in the future, volumes of natural gas on EQM’s systems could be less than EQM anticipates.

EQM does not obtain independent evaluations of natural gas reserves connected to its systems. Accordingly, EQM does not have independent estimates of total reserves connected to its systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to EQM’s systems are less than EQM anticipates, or the timeline for the development of reserves is longer than EQM anticipates, and EQM is unable to secure additional sources of natural gas, there could be a material adverse effect on its business, results of operations, financial condition, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

The lack of diversification of EQM’s assets and geographic locations could adversely affect its ability to make distributions to its unitholders, including us.

EQM relies exclusively on revenues generated from its gathering system and its transmission and storage system, which are primarily located in the Appalachian Basin in Pennsylvania, West Virginia and Ohio. Due to EQM’s lack of diversification in assets and geographic location, an adverse development in these businesses or EQM’s areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for natural gas, could have a significantly greater impact on EQM’s results of operations and distributable cash flow to its unitholders, including us, than if EQM maintained more diverse assets and locations.

Terrorist or cyber security attacks or threats thereof aimed at EQM’s facilities or surrounding areas could adversely affect its business.

EQM’s business has become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, to operate its assets, and the maintenance of EQM’s financial and other records has long been dependent upon such technologies. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Deliberate attacks on, or unintentional events affecting, EQM’s systems or infrastructure, the systems or infrastructure of third parties or the cloud could lead to corruption or loss of EQM’s proprietary data and potentially sensitive data, delays in delivery of natural gas and natural gas liquids, difficulty in completing and settling transactions, challenges in maintaining EQM’s books and records, environmental damage, communication interruptions, personal injury, property damage, other operational disruptions and third party liability. Further, as cyber incidents continue to evolve, EQM may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerability to cyber incidents.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow to our unitholders would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

If EQM were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxable again as corporate dividends (to the extent of EQM’s current and accumulated earnings and profits), and, in general, no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow, likely causing a substantial reduction in the value of our common units.

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

The present federal income tax treatment of publicly traded partnerships, including us and EQM, or an investment in our common units or in EQM’s common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted, but it is possible that a change in law could affect us or EQM and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.

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

We have not requested, and do not currently plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other tax matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed in a prospectus or from the positions we or EQM take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we or EQM take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we or EQM take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units or EQM’s common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow.

If the IRS makes audit adjustments to our or EQM’s income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us or EQM, in which case our or EQM’s cash available for distribution to our or EQM’s unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our or EQM’s income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable interest and penalties) directly from us or EQM. We and EQM will generally have the ability to shift any such tax liability to our respective general partners and unitholders in accordance with their interests in us and EQM during the year under audit, but there can be no assurance that we and EQM will be able to do so (or will choose to do so) under all circumstances, or that we and EQM will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we or EQM do business in the year under audit or in the adjustment year. If we or EQM make payments of taxes, penalties and interest resulting from audit adjustments, our or EQM’s cash available for distribution to our or EQM’s unitholders might be substantially reduced.

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

Because we cannot match transferors and transferees of common units and because of other reasons, we adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from our unitholders’ sales of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

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

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The Department of Treasury recently adopted final Treasury Regulations allowing a similar monthly convention for taxable years beginning on or after August 3, 2015. However, such final regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. We are authorized to revise our method of allocation between transferee and transferor unitholders, as well as among unitholders whose interests vary during a taxable year, to conform to a method permitted under future Treasury Regulations.

A unitholder who disposes of units prior to the record date set for a cash distribution for that quarter will be allocated items of our income, gain, loss and deduction attributable to the month of disposition but will not be entitled to receive a cash distribution for that period.

A unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

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

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders or EQM’s unitholders. It also could affect the amount of gain on the sale of common units by our unitholders or EQM’s unitholders and could have a negative impact on the value of our common units or those of EQM or result in audit adjustments to the tax returns of our or EQM’s unitholders without the benefit of additional deductions.

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

As a result of investing in our common units, our unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we or EQM operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or EQM conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. EQM owns property or conducts business in Pennsylvania, West Virginia and Ohio and will be expanding into Virginia with the MVP, each of which currently imposes a personal income tax on individuals. Each of these states also imposes an income or gross receipts tax on corporations and other entities. As we or EQM make acquisitions or expand our business, we or EQM may own property or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state and local tax returns.

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

Environmental Proceedings

Between September 2015 and February 2016, EQM, as the operator of the AVC facilities which at that time were owned by EQT, received eight Notices of Violation (NOVs) from the Pennsylvania Department of Environmental Protection (PADEP).  The NOVs alleged violations of the Pennsylvania Clean Streams Law in connection with inadvertent releases of sediment and bentonite to water that occurred while drilling for a pipeline replacement project in Cambria County, Pennsylvania.  EQT and EQM immediately addressed the releases and fully cooperated with the PADEP. In April 2016, EQM received a proposed consent assessment of civil penalty from the PADEP that proposed a civil penalty related to the NOVs.  In October 2016, EQM acquired the AVC facilities from EQT, including any future obligations related to these releases. EQM and the PADEP have put their discussions regarding the proposed civil penalty on hold pending the completion of mitigation activities.  While the PADEP’s claims may result in penalties that exceed $100,000, EQM expects that the resolution of this matter will not have a material impact on its financial position, results of operations, liquidity or ability to make distributions to EQM unitholders, including EQGP.

EQM has received a number of other NOVs from environmental agencies in some of the states in which EQM operates alleging various violations of oil and gas, air, water and waste regulations. EQM has responded to these NOVs and has, where applicable, substantially corrected or remediated the areas in question. EQM disputes the facts alleged in a number of the NOVs and cannot predict with certainty whether any or all of these NOVs will result in penalties. If penalties are imposed, an individual penalty or the aggregate of these penalties could result in monetary sanctions in excess of $100,000.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

EQGP's common units are listed on the NYSE under the symbol “EQGP.” The following table sets forth the high and low sales prices reflected in the NYSE Composite Transactions of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2016 and 2015.

Common Unit Data by Quarter

	2016			2015
	Unit Price Range		Distributions	Unit Price Range		Distributions
			per Common			per Common
	High	Low	Unit	High	Low	Unit (b)
1st Quarter	$27.00	$17.64	$0.122	N/A	N/A	N/A
2nd Quarter (a)	27.74	21.95	0.134	$35.25	$30.12	N/A
3rd Quarter	26.99	23.89	0.15	35.17	21.88	$0.04739
4th Quarter	$26.39	$21.45	$0.165	$28.25	$17.39	$0.104

(a)	Unit price range for the second quarter of 2015 began on May 12, 2015, the commencement date of trading.

(b)
On July 21, 2015, the Board of Directors of the EQGP General Partner declared an initial cash distribution to EQGP’s unitholders related to the second quarter of 2015 of $0.04739 per common unit. The cash distribution was pro-rated for the 47-day period from the date of the closing of EQGP's IPO on May 15, 2015 to June 30, 2015.

As of January 31, 2017, there were three unitholders of record of EQGP’s common units. A cash distribution of $0.177 per common unit was declared on January 19, 2017 and will be paid on February 23, 2017 to unitholders of record at the close of business on February 3, 2017.

See Note 7 to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for information on the significant provisions of EQGP’s and EQM's respective partnership agreements that relate to distributions of available cash, minimum quarterly distributions and IDRs.

Recent Sales of Unregistered Securities

None.

Market Repurchases

EQGP did not repurchase any of its common units during 2016.

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

EQGP closed its IPO on May 15, 2015. For accounting purposes, the historical financial statements of EQGP for the time periods prior to the completion of the IPO include the assets, liabilities and results of operations of the EQM General Partner and EQM LP. Prior to the IPO, the EQM General Partner and EQM LP were indirect wholly owned subsidiaries of EQT and directly held EQT's partnership interests in EQM. Prior to the closing of the IPO, EQM LP merged with and into EQGP and EQT contributed 100% of the outstanding limited liability company interests in the EQM General Partner to EQGP. For periods beginning at or following the IPO, the selected financial data reflect the assets, liabilities and results of operations of EQGP and its consolidated subsidiaries. As discussed below, EQGP’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of AVC, Rager, the Gathering Assets and NWV Gathering as these were businesses and the acquisitions were transactions between entities under common control. The selected financial data covering the periods prior to the October 2016 Acquisition, prior to the NWV Gathering Acquisition and prior to the EQGP IPO may not necessarily be indicative of the actual results of operations had AVC, Rager, the Gathering Assets and NWV Gathering been operated together during those periods.

	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Statements of Consolidated Operations		(Thousands, except per share amounts)
Operating revenues	$735,614	$632,936	$489,218	$362,810	$244,780
Operating income	523,984	448,980	332,595	248,628	154,191
Net income attributable to EQT GP Holdings, LP	$234,179	$207,603	$121,877	$112,512	$92,104
Net income per limited partner unit (a)
Basic and diluted	$0.80	$0.39	N/A	N/A	N/A
Cash distributions paid per unit (b)	$0.571	$0.15139	N/A	N/A	N/A

Consolidated Balance Sheets (c)
Total assets	$3,076,449	$2,833,790	$2,247,226	$1,667,305	$1,345,978
Long-term debt	$985,732	$493,401	$492,633	$—	$—

(a)
Net income attributable to AVC, Rager and the Gathering Assets for periods prior to October 1, 2016 and net income attributable to periods prior to the EQGP IPO were not allocated to the limited partners for purposes of calculating net income per limited partner unit. See Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

(b)	Represents the cash distributions paid for the period subsequent to EQGP's IPO. See Note 7.

(c)	Balance sheet data for the period ended December 31, 2012 is unaudited.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included in Item 8 of this Annual Report on Form 10-K.

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

Key transactions during 2016 included the October 2016 Acquisition, the OVC project being placed in-service, phase one of the Range Resources Header Pipeline project being placed in-service, the $500 million senior notes offering and the ATM offerings as discussed in the Overview section of Item 1, "Business."

EQM reported net income of $538.0 million in 2016 compared with $455.1 million in 2015. The increase primarily resulted from higher revenues from both gathering and transmission and storage, which were primarily driven by affiliate production development in the Marcellus Shale, higher other income and lower net interest expense. These items were partly offset by higher income taxes and an increase in operating expenses, consistent with the growth of the business.

EQM reported net income of $455.1 million in 2015 compared with $284.8 million in 2014. The increase primarily resulted from higher revenues from both gathering and transmission and storage, which were primarily driven by affiliate production development in the Marcellus Shale, lower income tax expense and higher other income. These items were partly offset by an increase in operating expenses, consistent with the growth of the business, and higher net interest expense.

On January 19, 2017, EQM declared a cash distribution to EQM unitholders of $0.85 per unit, which represented a 4% increase over the previous distribution paid on November 14, 2016 of $0.815 per unit and a 20% increase over the distribution paid on February 12, 2016 of $0.71 per unit related to the fourth quarter of 2015. Total distributions related to 2016 were $3.19 per unit compared to $2.635 per unit total distributions related to 2015, a 21% increase.

On January 19, 2017, EQGP declared a cash distribution to EQGP unitholders of $0.177 per EQGP common unit, which represented a 7% increase over the previous distribution paid on November 22, 2016 of $0.165 per EQGP common unit and a 45% increase over the distribution paid on February 22, 2016 of $0.122 per EQGP common unit related to the fourth quarter of 2015.

Items Affecting the Comparability of EQGP's Financial Results to Those of EQM

Reconciliation of Net Income Attributable to EQM to Net Income Attributable to EQGP. The following table reconciles the differences between EQM net income as reported in EQM's Form 10-K for the years ended December 31, 2016, 2015 and 2014 and net income attributable to EQGP for the same periods.

	Years Ended December 31,
	2016	2015	2014
	(Thousands)
Net income attributable to EQM	$537,954	$455,126	$284,816
Less:
Net income attributable to EQM noncontrolling interests	300,815	226,397	124,025
Income tax expense	—	19,067	38,914
Additional expenses	2,960	2,059	—
Net income attributable to EQGP	$234,179	$207,603	$121,877

Noncontrolling Interests. The common units in EQM not held by EQGP are reflected as noncontrolling interests in the consolidated financial statements. These amounts will fluctuate based on EQM's net income and future changes in the public ownership percentage of EQM. The increases in net income attributable to EQM noncontrolling interests resulted from higher EQM net income as well as additional noncontrolling interests outstanding as a result of EQM equity offerings during the periods presented.

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

Additional Expenses. Subsequent to its IPO, EQGP incurs selling, general and administrative expenses as a result of being a publicly traded partnership. These expenses are separate from and in addition to similar costs incurred by EQM. These expenses include expenses allocated from EQT for compensation and centralized general and administrative services, and independent director compensation, auditing, legal and regulatory costs. EQGP also incurs interest expense under its Working Capital Facility (as defined in Note 9 to the consolidated financial statements) and earns interest income on cash on hand. The increase in these expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily a result of the cost associated with being a publicly traded partnership for a full year in 2016.

Business Segment Results

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income and net interest expense are managed on a consolidated basis. EQGP has presented each segment's operating income and various operational measures in the following sections. Management believes that the presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. EQGP's two segments are the same as those of EQM as EQGP does not have any operating activities separate from those of EQM. EQGP has reconciled each segment's operating income to EQGP's consolidated operating income and net income in Note 4 to the consolidated financial statements.

GATHERING RESULTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	% change 2016 – 2015	2014	% change 2015 - 2014
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$339,237	$267,517	26.8	$37,449	614.4
Volumetric based fee revenues:
Usage fees under firm contracts(a)	38,408	33,021	16.3	44,594	(26.0)
Usage fees under interruptible contracts	19,849	34,567	(42.6)	151,902	(77.2)
Total volumetric based fee revenues	58,257	67,588	(13.8)	196,496	(65.6)
Total operating revenues	397,494	335,105	18.6	233,945	43.2
Operating expenses:
Operating and maintenance	38,367	37,011	3.7	31,576	17.2
Selling, general and administrative	39,678	30,477	30.2	30,966	(1.6)
Depreciation and amortization	30,422	24,360	24.9	23,977	1.6
Total operating expenses	108,467	91,848	18.1	86,519	6.2
Operating income	$289,027	$243,257	18.8	$147,426	65.0

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm capacity reservation	1,553	1,140	36.2	180	533.3
Volumetric based services(b)	420	485	(13.4)	1,063	(54.4)
Total gathered volumes	1,973	1,625	21.4	1,243	30.7

Capital expenditures	$295,315	$225,537	30.9	$253,638	(11.1)

(a)	Includes fees on volumes gathered in excess of firm contracted capacity.

(b)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Gathering revenues increased by $62.4 million primarily as a result of higher affiliate and third party volumes gathered in 2016 compared to 2015, driven by production development in the Marcellus Shale. EQM increased firm reservation fee revenues in 2016 compared to 2015 as a result of affiliates and third parties contracting for additional capacity under firm contracts, which resulted in increased firm gathering capacity of approximately 300 MMcf per day following the completion of the NWV Gathering and Jupiter expansion projects in the fourth quarter of 2015. The decrease in usage fees under interruptible contracts was primarily due to these additional contracts for firm capacity.

                Operating expenses increased by $16.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Selling, general and administrative expenses increased as a result of higher allocations and personnel costs from EQT. The increase in depreciation and amortization expense resulted from additional assets placed in-service, including those associated with the NWV Gathering and Jupiter expansion projects.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Gathering revenues increased by $101.2 million primarily as a result of higher affiliate volumes gathered driven by production development in the Marcellus Shale. EQM significantly increased firm reservation fee revenues in 2015 compared to 2014 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees was primarily due to affiliates contracting for additional firm capacity.

Operating expenses increased by $5.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Operating and maintenance expense increased as a result of higher allocations, including personnel costs, from EQT of $2.7 million and higher repairs and maintenance expenses associated with increased throughput.

TRANSMISSION RESULTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	% change 2016 – 2015	2014	% change 2015 - 2014
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$277,816	$247,231	12.4	$202,112	22.3
Volumetric based fee revenues:
Usage fees under firm contracts(a)	45,679	42,646	7.1	41,828	2.0
Usage fees under interruptible contracts	14,625	7,954	83.9	11,333	(29.8)
Total volumetric based fee revenues	60,304	50,600	19.2	53,161	(4.8)
Total operating revenues	338,120	297,831	13.5	255,273	16.7
Operating expenses:
Operating and maintenance	34,846	33,092	5.3	24,837	33.2
Selling, general and administrative	33,083	31,425	5.3	20,183	55.7
Depreciation and amortization	32,269	25,535	26.4	25,084	1.8
Total operating expenses	100,198	90,052	11.3	70,104	28.5
Operating income	$237,922	$207,779	14.5	$185,169	12.2

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	1,651	1,841	(10.3)	1,405	31.0
Volumetric based services(b)	430	281	53.0	389	(27.8)
Total transmission pipeline throughput	2,081	2,122	(1.9)	1,794	18.3

Average contracted firm transmission reservation commitments (BBtu per day)	2,814	2,624	7.2	2,056	27.6

Capital expenditures	$292,049	$203,706	43.4	$137,317	48.3

(a)	Includes commodity charges and fees on volumes transported in excess of firm contracted capacity.

(b)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Transmission and storage revenues increased by $40.3 million. Firm reservation fee revenues increased due to affiliates contracting for additional capacity under firm contracts, primarily on the OVC, as well as higher contractual rates on existing contracts in the current year. Higher usage fees under firm contracts were driven by an increase in affiliate volumes in excess of firm capacity associated with increased production development in the Marcellus Shale, partly offset by lower usage fees from third party producers which is reflected in reduced firm capacity reservation throughput for the year ended December 31, 2016 compared to the year ended December 31, 2015. These volumes also decreased as a result of warmer weather in the first quarter of 2016. This decrease in transported volumes did not have a significant impact on firm reservation fee revenues. Usage fees under interruptible contracts for the year ended December 31, 2016 increased as a result of higher third party volumes transported or stored on an interruptible basis.

Operating expenses increased by $10.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in operating and maintenance expense resulted primarily from higher repairs and maintenance expenses associated with increased throughput. Selling, general and administrative expenses increased primarily as a result of higher allocations and personnel costs from EQT. The increase in depreciation and amortization expense was primarily a result of higher depreciation on the increased investment in transmission infrastructure, including those associated with the OVC and the AVC facilities.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Transmission and storage revenues increased by $42.6 million reflecting production development in the Marcellus Shale by affiliate and third party producers. The increase primarily resulted from higher firm reservation fee revenues of $45.1 million partly offset by lower usage fees under interruptible contracts. The decrease in usage fees was primarily due to customers contracting for additional firm capacity.

Operating expenses increased $19.9 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in operating and maintenance expense resulted from higher repairs and maintenance expenses of $4.3 million associated with increased throughput, higher property taxes of $2.3 million and higher allocations, including personnel costs, from EQT.  Selling, general and administrative expense increased primarily as a result of higher allocations and personnel costs from EQT.

Other Income Statement Items

In conjunction with the October 2016 Acquisition discussed in Note 2 to the consolidated financial statements the operating agreement of EES was amended to provide for mandatory redemption of the Preferred Interest at the end of the preference period, which is expected to be December 31, 2034. As a result of this amendment, the accounting for EQM's investment in EES converted from a cost method investment to a note receivable effective October 1, 2016. This conversion did not impact the carrying value of this instrument; however, distributions from EES subsequent to the amendment will be recorded partly as interest income and partly as a reduction in the note receivable. This change will decrease the amount of other income recognized in future periods and increase interest income. It will have no impact on expected cash flows during the preference period. On the statements of consolidated operations for the year ended December 31, 2016, other income included $8.3 million and net interest expense included interest income of $1.7 million related to the Preferred Interest. For the year ending December 31, 2017, interest income of $6.8 million related to the Preferred Interest is expected to reduce net interest expense on the statements of consolidated operations.

Other income increased by $29.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily driven by increased AFUDC - equity of $13.1 million mainly attributable to increased spending on the OVC project, distributions received from EES of $8.3 million prior to the conversion to a note receivable for accounting purposes and higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP. Other income increased by $5.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily driven by increased AFUDC - equity of $3.0 million mainly attributable to increased spending on the OVC project and higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP. In 2017, AFUDC - equity is expected to decrease substantially as a result of the OVC beginning service on October 1, 2016, and distributions received from EES included in other income will be zero as a result of the Preferred Interest conversion to a note receivable. Equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP is expected to increase in 2017 as spending on the project increases.

Net interest expense decreased by $4.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily driven by higher capitalized interest and AFUDC - debt of $3.8 million associated with increased spending primarily on the OVC, decreased interest expense of $2.8 million on lower credit facility borrowings and interest income subsequent to the Preferred Interest conversion to a note receivable. The items which decreased net interest expense were partly offset by interest incurred on the long term debt issued in November 2016. Net interest expense increased by $10.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily related to a full year of interest on EQM's long-term debt issued in August 2014 and increased interest on EQM's credit facility borrowings partly offset by higher capitalized interest and AFUDC - debt associated with increased spending on regulated projects. As a result of the OVC beginning service on October 1, 2016, AFUDC - debt will substantially decrease in 2017.

See Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of income tax expense (benefit).

See “Investing Activities” and “EQM Capital Requirements” in the “Capital Resources and Liquidity” section below for a discussion of capital expenditures.

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

Reconciliation of EQM Non-GAAP Financial Measures

The following table presents a reconciliation of EQM non-GAAP financial measures of adjusted EBITDA and distributable cash flow with the most directly comparable EQM GAAP financial measures of net income and net cash provided by operating activities as reported in EQM's Annual Report on Form 10-K for the year ended December 31, 2016.

	Years Ended December 31,
	2016	2015	2014
	(Thousands)
Net income	$537,954	$455,126	$284,816
Add:
Net interest expense	16,766	21,345	10,871
Depreciation and amortization expense	62,691	49,895	49,061
Income tax expense (benefit)	10,147	(16,741)	40,221
Preferred Interest payments received post conversion (a)	2,764	—	—
Non-cash long-term compensation expense	195	1,467	3,368
Less:
Non-cash adjustments	—	—	(1,520)
Equity income	(9,898)	(2,367)	—
AFUDC – equity	(19,402)	(6,327)	(3,313)
Pre-acquisition capital lease payments for AVC (b)	(17,186)	(22,059)	(21,802)
Adjusted EBITDA attributable to Jupiter prior to acquisition (c)	—	—	(34,733)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (d)	—	(19,841)	(62,431)
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition (e)	(11,420)	(11,483)	(8,890)
Adjusted EBITDA	$572,611	$449,015	$255,648
Less:
Net interest expense excluding interest income on the Preferred Interest (f)	(18,506)	(22,436)	(10,968)
Capitalized interest and AFUDC – debt (g)	(9,400)	—	—
Ongoing maintenance capital expenditures net of reimbursements (h)	(21,434)	(20,099)	(15,196)
Distributable cash flow	$523,271	$406,480	$229,484

Net cash provided by operating activities	$537,904	$489,706	$324,804
Adjustments:
Pre-acquisition capital lease payments for AVC (b)	(17,186)	(22,059)	(21,802)
Capitalized interest and AFUDC – debt (g)	(9,400)	—	—
Ongoing maintenance capital expenditures net of reimbursements (h)	(21,434)	(20,099)	(15,196)
Current tax expense	1,373	13,945	12,584
Adjusted EBITDA attributable to Jupiter prior to acquisition (c)	—	—	(34,733)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (d)	—	(19,841)	(62,431)
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition (e)	(11,420)	(11,483)	(8,890)
Other, including changes in working capital	43,434	(23,689)	35,148
Distributable cash flow	$523,271	$406,480	$229,484

(a)
In conjunction with the October 2016 Acquisition, the operating agreement of EES was amended and the accounting for EQM's Preferred Interest in EES converted from a cost method investment to a note receivable effective October 1, 2016. There were no changes in the cash payments; however, distributions from EES subsequent to this amendment were recorded partly as a reduction in the note receivable ($1.0 million) and partly as interest income ($1.7 million), which is included in net interest expense in the accompanying statements of consolidated operations. Distributions received from EES prior to this amendment in 2016 were included in other income in the accompanying statements of consolidated operations. The calculation of adjusted EBITDA changed from the prior period to reflect the cash payments from the Preferred Interest in a consistent manner despite the change in accounting treatment.

(b)	Reflects capital lease payments due under the lease. These lease payments were generally made monthly on a one month lag prior to the October 2016 Acquisition.

(c)
Adjusted EBITDA attributable to Jupiter prior to acquisition for the periods presented was excluded from EQM’s adjusted EBITDA calculations as these amounts were generated by Jupiter prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM’s unitholders. Adjusted EBITDA attributable to Jupiter prior to acquisition for the year ended December 31, 2014 was calculated as net income of $20.1 million plus depreciation and amortization expense of $2.1 million plus income tax expense of $12.5 million.

(d)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition for the periods presented was excluded from EQM’s adjusted EBITDA calculations as these amounts were generated by NWV Gathering prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM’s unitholders. Adjusted EBITDA attributable to NWV Gathering prior to acquisition for the years ended December 31, 2015 and 2014 was calculated as net income of $11.1 million and $33.7 million, respectively, plus depreciation and amortization expense of $2.0 million and $9.5 million, respectively, plus income tax expense of $6.7 million and $19.2 million, respectively.

(e)
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition for the periods presented was excluded from EQM’s adjusted EBITDA calculations as these amounts were generated by Rager and the Gathering Assets prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM’s unitholders. Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition for the years ended December 31, 2016, 2015 and 2014 was calculated as net income (loss) of $1.3 million, $34.2 million and $(3.6 million), respectively, plus depreciation and amortization expense of $2.1 million, $2.5 million and $5.0 million, respectively, plus income tax expense (benefit) of $10.1 million, $(23.4 million) and $8.5 million, respectively, less interest income of $0.5 million, $1.1 million and $0.1 million, respectively, less AFUDC - equity of $1.6 million, $0.7 million and $0.9 million, respectively.

Adjusted EBITDA attributable to AVC, excluding income tax expense and AFUDC - equity, was previously included in EQM's results as a result of the capital lease and was eliminated from adjusted EBITDA by subtracting the capital lease payment; therefore, there is no adjustment for AVC's adjusted EBITDA prior to acquisition other than the capital lease payments, income tax expense and AFUDC - equity. Net income for AVC including decreased depreciation expense related to the 40 year useful life of the pipeline was $20.6 million, $27.5 million and $22.0 million for the years ended December 31, 2016, 2015 and 2014, respectively (see Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).

(f)
The calculation of distributable cash flow changed from the prior period in order to reflect the cash payments from the Preferred Interest in a consistent manner despite the change in accounting treatment. See note (a).

(g)
As a result of increased significance of capitalized interest and AFUDC - debt in 2016, this line item was added as an adjustment to the calculation of distributable cash flow for the year ended December 31, 2016. Had distributable cash flow been calculated on a consistent basis, it would have been $5.6 million and $2.3 million lower for the years ended December 31, 2015 and 2014, respectively, than the numbers presented herein.

(h)
Ongoing maintenance capital expenditures are expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, EQM’s operating capacity or operating income. EQT has reimbursement obligations to EQM for certain maintenance capital expenditures under the terms of the EQM omnibus agreement. For further explanation of these reimbursable maintenance capital expenditures, see “Capital Requirements.” For the years ended December 31, 2016, 2015 and 2014, ongoing maintenance capital expenditures, net of reimbursements, excludes ongoing maintenance of $6.5 million, $9.8 million and $3.1 million, respectively, attributable to AVC, Rager, the Gathering Assets, NWV Gathering and Jupiter prior to acquisition.

See "Executive Overview" above for a discussion of EQM's net income, the GAAP financial measure most directly comparable to adjusted EBITDA. Adjusted EBITDA increased by $123.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 and $193.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, in each case, primarily as a result of higher operating income on increased revenues driven by production development in the Marcellus Shale, the acquisitions for each period, which resulted in EBITDA subsequent to the transaction being reflected in adjusted EBITDA, and distributions from EES.

EQM's net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, increased by $48.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 and $164.9 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The drivers for these changes are substantively the same as those for the changes in EQGP's net cash providing by operating activities as discussed in “Capital Resources and Liquidity." Distributable cash flow increased by $116.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 and $177.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, in each case mainly attributable to the increase in adjusted EBITDA.

Outlook

EQGP's principal business objective is to increase the quarterly cash distribution it pays to its unitholders over time through its ownership interests in EQM. EQM's principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. EQM believes that it is well positioned to achieve growth based on the combination of its relationship with EQT and its strategically located assets, which cover portions of the Marcellus, Upper Devonian and Utica Shales that lack substantial natural gas pipeline infrastructure. EQM believes it has a competitive advantage in pursuing economically attractive organic expansion projects in its areas of operations, which EQM believes will be a key driver of growth in the future. EQM is also currently pursuing organic growth projects that are expected to provide access to markets in the Gulf Coast and Southeast regions. Additionally, EQM may pursue asset acquisitions from third parties or, if EQT were to purchase assets or companies that contain midstream assets, EQT may make those assets available to EQM. Should EQT choose to pursue midstream asset sales, it is under no contractual obligation to offer the assets to EQM.

EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and third party producers:

•
Range Resources Header Pipeline. EQM expects to complete this project in the second quarter of 2017, including the installation of approximately 25 miles of pipeline and 32,000 horsepower compression. The pipeline is estimated to cost approximately $250 million and provide total firm capacity of 600 MMcf per day, which is fully reserved under a ten-year firm capacity reservation commitment contract. EQM expects to invest approximately $40 million on the project in 2017.

•
Affiliate Gathering Expansion. EQM expects to invest $200 million to $230 million in 2017 on gathering expansion projects supported by EQT Production development in the Marcellus. EQM plans to install approximately 30 miles of gathering pipeline and 10,000 horsepower compression in its gathering systems across northern West Virginia and southwestern Pennsylvania during 2017.

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of December 31, 2016. The 42 inch diameter MVP has a targeted capacity of 2.0 Bcf per day and is estimated to span 300-miles extending from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2017, EQM expects to provide capital contributions of $200 million to $500 million to the MVP Joint Venture, primarily in support of materials, land, engineering design, environmental work and construction activities. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. The FERC issued the Draft Environmental Impact Statement for the project in September 2016 and is currently working to develop the Final Environmental Impact Statement. The pipeline is targeted to be placed in-service during the fourth quarter of 2018.

•
Transmission Expansion. EQM plans to invest $60 million to $80 million on transmission expansion projects in 2017 including Equitrans expansion projects and modernization projects on the AVC facilities. The Equitrans expansion projects are designed to increase deliverable capacity to EQM's Mobley hub, which is the origin of both the OVC and the MVP. The projects include additional compression, pipeline looping and new header pipelines. In total, the projects are expected to add up to 1.5 Bcf per day of capacity by the end of 2018, consistent with the target MVP in-service date. The AVC modernization projects primarily consist of the replacement of approximately 20 miles of pipeline.

See further discussion of capital expenditures in the “EQM Capital Requirements” section below.

Commodity Prices. EQM’s business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets. Appalachian Basin market prices for natural gas were depressed throughout 2015 and 2016. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM’s current areas of operation are strategically more attractive to them. EQT, or third party customers on EQM's systems, may reduce capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting and retaining unaffiliated third party customers, which accounted for 49% of transmission and storage revenues and 4% of gathering revenues for the year ended December 31, 2016, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system as well as the volumes gathered on its gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM, and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it, and it is under no contractual obligation to continue to develop its acreage dedicated to EQM.

EQGP and EQM believe the high percentage of EQM's revenues derived from reservation charges under long-term, firm contracts will mitigate the risk of revenue fluctuations due to changes in near-term supply and demand conditions and commodity prices. For more information see “Risks Inherent in EQM’s Business - Any significant decrease in production of natural gas in EQM’s areas of operation could adversely affect its business and operating results and reduce its cash available to make distributions" included in Item 1A, "Risk Factors."

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

EQM’s principal liquidity requirements are to finance its operations, fund capital expenditures, capital contributions to the MVP Joint Venture and potential acquisitions, make cash distributions and satisfy any indebtedness obligations. EQM’s ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. EQM’s available sources of liquidity include cash generated from operations, borrowing under EQM's credit facilities, cash on hand, debt offerings and issuances of additional EQM partnership units.

Operating Activities

Net cash provided by operating activities was $535.4 million for 2016 as compared to $488.3 million for 2015. The increase was driven by higher operating income, the contributing factors for which are discussed in the “Executive Overview” and "Business Segment Results of Operations" sections herein, distributions received from EES of approximately $11 million and lower net interest expense as discussed in the "Other Income Statement Items" section herein, partly offset by the timing of payments between the two periods.

Net cash provided by operating activities was $488.3 million for 2015 as compared to $324.8 million for 2014. The increase was driven by higher operating income, the contributing factors for which are discussed in the “Executive Overview” and "Business Segment Results of Operations" sections herein and the timing of payments between the two periods, partly offset by increased interest on the 2014 debt offering.

 Investing Activities

Net cash used in investing activities totaled $732.0 million for 2016 as compared to $1,043.8 million for 2015. The decrease was primarily attributable to lower net assets acquired from EQT in 2016 as compared to 2015. In 2015, EQM acquired $386.8 million of net assets in the NWV Gathering Acquisition as well as the $124.3 million Preferred Interest from EQT compared to $62.4 million of net assets in the October 2016 Acquisition. This decrease was partly offset by increased capital expenditures as further described in "EQM Capital Requirements."

Net cash used in investing activities totaled $1,043.8 million for 2015 as compared to $524.4 million for 2014. The increase was primarily attributable to higher net assets acquired from EQT in 2015 as compared to 2014. In 2015, EQM acquired $386.8 million of net assets in the NWV Gathering Acquisition as well as the $124.3 million Preferred Interest from EQT compared to $168.2 million of net assets in the Jupiter Acquisition in 2014. Additionally, capital expenditures increased in 2015 as compared to 2014, and EQM acquired EQT's interest in the MVP Joint Venture and made subsequent capital contributions to the MVP Joint Venture in 2015. See discussion of capital expenditures in the "Capital Requirements" section herein.

Financing Activities

Net cash used in financing activities totaled $103.8 million for 2016 as compared to net cash provided by financing activities of $735.7 million for 2015. The primary financing uses of cash for 2016 were repayments of EQM credit facility borrowings, the October 2016 Acquisition and distributions paid to EQM's noncontrolling interest unitholders and EQGP unitholders, including EQT. The primary financing sources of cash for 2016 were cash received from EQM debt and equity offerings. Financing cash inflows for 2015 were from EQM equity offerings and net EQM credit facility borrowings; the primary uses of financing cash flows in 2015 were the NWV Gathering Acquisition in excess of net assets acquired and distributions paid to EQM's noncontrolling interest unitholders, EQT and EQGP unitholders.

Net cash provided by financing activities totaled $735.7 million for 2015 as compared to $132.4 million in 2014. Cash inflows in 2014 were primarily generated from EQM equity and debt offerings. The primary uses of financing cash flows in 2014 were cash payments for the Jupiter Acquisition in excess of net assets acquired and distributions paid to EQT and EQM's noncontrolling interest unitholders.

EQM Capital Requirements

The gathering, transmission and storage businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations. The table below presents EQM's capital expenditures for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(Thousands)
Expansion capital expenditures (a)	$558,071	$388,442	$364,595
Maintenance capital expenditures:
Ongoing maintenance	28,498	37,422	18,757
Funded regulatory compliance	795	3,379	7,603
Total maintenance capital expenditures	29,293	40,801	26,360
Total capital expenditures	587,364	429,243	390,955
Plus: accrued capital expenditures at the end of prior period (b)	24,133	53,016	18,623
Less: accrued capital expenditures at the end of current period (b)	(26,678)	(24,133)	(53,016)
Less: other non-cash items (c)	—	(70)	(323)
Total cash capital expenditures	$584,819	$458,056	$356,239

(a)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture. Capital contributions to the MVP Joint Venture were $98.4 million for the year ended December 31, 2016. In 2015, EQM paid $84.4 million for its acquisition of EQT's ownership interest in the MVP Joint Venture and subsequent capital contributions to the MVP Joint Venture.

(b)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the consolidated statements of cash flows until they are paid in a subsequent period.

(c)	EQM capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation.

Expansion capital expenditures are expenditures incurred for capital improvements that EQM expects to increase its operating income or operating capacity over the long term. In 2016, expansion capital expenditures primarily related to the following projects: the OVC, the Range Resources Header Pipeline project, the NWV Gathering expansion and the AVC expansion project. In 2015 and 2014, expansion capital expenditures primarily related to the following projects: the OVC, the

Jupiter and NWV Gathering expansions, the Antero Resources Corporation transmission projects and several projects for Range Resources. Significant portions of these projects were completed in the fourth quarter of 2014 and second half of 2015. Spending on the OVC project increased by approximately $113 million in 2016 compared to 2015.

Maintenance capital expenditures are expenditures made to maintain, over the long term, EQM’s operating capacity or operating income. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to connect new wells to maintain throughput, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.

Ongoing maintenance capital expenditures are all maintenance capital expenditures other than funded regulatory compliance capital expenditures described in the next paragraph. The period over period changes in ongoing maintenance capital expenditures primarily related to the timing of projects. Included in these amounts for the years ended December 31, 2016, 2015 and 2014 were $0.6 million, $7.5 million and $0.5 million, respectively, of maintenance capital expenditures for which EQM was reimbursed by EQT under the terms of the EQM omnibus agreement. Under the EQM omnibus agreement, for a period of ten years after the closing of EQM's IPO, EQT has agreed to reimburse EQM for plugging and abandonment expenditures for certain identified wells of EQT and third parties. Additionally, EQT has agreed to reimburse EQM for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to EQM’s assets owned at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during a year, EQT will reimburse EQM for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following EQM's IPO. Since EQM's IPO, EQM has been reimbursed approximately $11.5 million by EQT. Amounts reimbursed are recorded as capital contributions when received.

Funded regulatory compliance capital expenditures are maintenance capital expenditures necessary to comply with certain regulatory and other legal requirements. Prior to EQM's IPO, EQM identified two specific regulatory compliance initiatives which EQM expected to require it to expend approximately $32 million. EQM retained approximately $32 million from the net proceeds of its IPO to fund these expenditures. The specific initiatives of this program are to install remote valve and pressure monitoring equipment on EQM’s transmission and storage lines and to relocate certain valve operators above ground and apply corrosion protection. The period over period changes primarily relate to the timing of projects. Since EQM's IPO in 2012, funded regulatory compliance capital expenditures have totaled $30.7 million.

In 2017, expansion capital expenditures and capital contributions to the MVP Joint Venture are expected to be $500 million to $850 million, depending on the timing of the construction of the MVP, and ongoing maintenance capital expenditures are expected to be approximately $35 million, net of reimbursements. EQM’s future capital investments may vary significantly from period to period based on the available investment opportunities and are expected to grow substantially in future periods for the capital contributions to the MVP Joint Venture. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under its credit facilities, debt offerings and the issuance of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential projects not committed as of the filing of this Annual Report on Form 10-K.

Credit Facility Borrowings

See Note 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of EQGP's and EQM’s credit facilities.

EQM Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at December 31, 2016.

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

EQM $750 Million ATM Program

As of February 9, 2017, EQM had approximately $443 million in remaining capacity under the $750 million ATM Program.

Distributions

On January 19, 2017, the Board of Directors of the EQGP General Partner declared a cash distribution to EQGP's unitholders for the fourth quarter of 2016 of $0.177 per common unit, or approximately $47.1 million. The cash distribution will be paid on February 23, 2017 to unitholders of record at the close of business on February 3, 2017.

On January 19, 2017, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the fourth quarter of 2016 of $0.85 per common unit. The cash distribution will be paid on February 14, 2017 to unitholders of record at the close of business on February 3, 2017. Cash distributions to EQGP will be approximately $18.5 million related to its limited partner interest, $1.8 million related to its general partner interest and $27.6 million related to its IDRs.

Schedule of Contractual Obligations

The following represents EQM's contractual obligations as of December 31, 2016. Purchase obligations exclude EQM’s future capital contributions to the MVP Joint Venture and purchase obligations of the MVP Joint Venture.

	Total	2017	2018-2019	2020-2021	2022+
	(Thousands)
Long-term debt	$1,000,000	$—	$—	$—	$1,000,000
Interest payments on long-term debt	356,198	40,625	81,250	81,250	153,073
Purchase obligations	8,550	8,550	—	—	—
Total contractual obligations	$1,364,748	$49,175	$81,250	$81,250	$1,153,073

Commitments and Contingencies

As of December 31, 2016, no legal or regulatory claims and proceedings were pending or, to EQGP's knowledge, threatened against EQGP.

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

See Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of EQGP's and EQM's commitments and contingencies.

Off-Balance Sheet Arrangements

See Note 6 and Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of the MVP Joint Venture guarantee.

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

Impairments: Any accounting estimate related to impairment of property, plant and equipment or investments in unconsolidated entities requires EQM's management to make assumptions about future cash flows, discount rates, fair value of investments and whether losses in the value of its investments are other than temporary. Management’s assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to do so in the future. Additionally, management's assumptions about the fair value of investments in nonconsolidated affiliates require significant judgment because EQM's investments are not traded on an active market. EQM has not historically had indications of impairments. However, EQGP believes that the accounting estimates related to impairments are "critical accounting estimates" because they require assumptions that are susceptible to change period to period. Any potential impairment would have an impact on the results of operations and financial position. See Note 1 to the consolidated financial statements for additional information.

Allocated General and Administrative Costs: General and administrative and operating and maintenance costs are allocated to EQT’s business units, including EQGP and EQM's segments, based upon the nature of the expenses. Costs that are directly related to EQGP are allocated 100% to EQGP. Other costs are allocated based on various methodologies including a percentage of time or a proportionate share based on factors such as EQT’s headcount and net property, plant and equipment. Allocations are based on estimates and assumptions that management believes are reasonable; however, EQGP believes that the accounting estimates related to allocated costs are "critical accounting estimates" because different estimates and assumptions would change the amounts allocated to EQGP and those differences could be material. These assumptions affect the amount of general and administrative and operating expense and would have an impact on the results of operations if changed.

Contingencies: EQM is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded for contingencies based upon EQM’s assessment that a loss is probable and that the amount of the loss can be reasonably estimated. EQM considers many factors in making these assessments, including the history and specifics of each matter. Estimates are developed in consultation with legal counsel and are based upon an analysis of potential results. EQGP believes that the accounting estimates related to contingencies are “critical accounting estimates” because EQM must assess the probability and amount of loss related to contingencies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the assumptions.

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

EQM records a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, a historical rate of accounts receivable losses as a percentage of total revenue is utilized. This historical rate is applied to the current revenues on a monthly basis and is updated periodically based on events that may change the rate, such as a significant change to the natural gas industry or to the economy as a whole. Management reviews the adequacy of the allowance on a quarterly basis using the assumptions that apply at that time. While EQM has not historically experienced material bad debt expense, declines in the market price for natural gas combined with the increase in third party customers on EQM's systems may result in a greater exposure to potential losses than management's current estimates. As of December 31, 2016, EQM had third party accounts receivable of $20.7 million net of allowance for doubtful accounts of $0.3 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest EQGP and EQM earn on cash, cash equivalents and short-term investments and the interest rates EQGP and EQM pay on borrowings on their credit facilities. EQM's long-term borrowings are fixed rate and thus do not expose EQM to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note 9 to the consolidated financial statements for further discussion of EQGP's and EQM's borrowings and Note 1 to the consolidated financial statements for a discussion of fair value measurements. EQGP or EQM may from time to time hedge the interest on portions of their borrowings under their credit facilities in order to manage risks associated with floating interest rates.

Credit Risk

EQGP is exposed to credit risk through EQM. Credit risk is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM’s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three month period when its tariffs do not require its customers to provide additional credit support. For some of EQM’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. For the year ended December 31, 2016, approximately 90% of revenues were from investment grade counterparties. EQM is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, LLC, one of Equitrans’ largest customers and a wholly owned subsidiary of EQT. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At December 31, 2016, EQT’s public senior debt had an investment grade credit rating.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of EQT GP Services, LLC and Unitholders of
EQT GP Holdings, LP

We have audited the accompanying consolidated balance sheets of EQT GP Holdings, LP and Subsidiaries (including its Predecessor as defined in Note 1) as of December 31, 2016 and 2015, and the related statements of consolidated operations, cash flows and equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of EQT GP Holdings, LP and Subsidiaries’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EQT GP Holdings, LP and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EQT GP Holdings, LP and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Pittsburgh, Pennsylvania
February 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of EQT GP Services, LLC and Unitholders of
EQT GP Holdings, LP

We have audited EQT GP Holdings, LP and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). EQT GP Holdings, LP and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, EQT GP Holdings, LP and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EQT GP Holdings, LP and Subsidiaries as of December 31, 2016 and 2015, and the related statements of consolidated operations, cash flows and equity for each of the three years in the period ended December 31, 2016 and our report dated February 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Pittsburgh, Pennsylvania
February 9, 2017

EQT GP HOLDINGS, LP AND SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED OPERATIONS(a)
 YEARS ENDED DECEMBER 31,

	2016	2015	2014
	(Thousands, except per unit amounts)
Operating revenues (b)	$735,614	$632,936	$489,218
Operating expenses:
Operating and maintenance (c)	73,213	70,103	56,413
Selling, general and administrative (c)	75,726	63,958	51,149
Depreciation and amortization	62,691	49,895	49,061
Total operating expenses	211,630	183,956	156,623
Operating income	523,984	448,980	332,595
Other income (d)	37,918	8,694	3,313
Net interest expense (e)	16,761	21,348	10,871
Income before income taxes	545,141	436,326	325,037
Income tax expense	10,147	2,326	79,135
Net income	534,994	434,000	245,902
Net income attributable to noncontrolling interests	300,815	226,397	124,025
Net income attributable to EQT GP Holdings, LP	$234,179	$207,603	$121,877

Calculation of limited partners' interest in net income:
Net income attributable to EQT GP Holdings, LP	$234,179	$207,603	N/A
Less results attributable to the pre-IPO period	—	(42,238)	N/A
Less pre-acquisition income allocated to parent	(21,861)	(61,676)	—
Limited partners' interest in net income	$212,318	$103,689	N/A

Net income per limited partner unit – basic and diluted	$0.80	$0.39	N/A
Weighted average common units outstanding – basic and diluted	266,175	266,168	N/A

(a)
As discussed in Note 2, EQGP’s consolidated financial statements have been retrospectively recast to include the pre-acquisition results of Allegheny Valley Connector, LLC (AVC), Rager Mountain Storage Company LLC (Rager) and certain gathering assets (the Gathering Assets), which were acquired by EQM effective on October 1, 2016 (the October 2016 Acquisition), and the Northern West Virginia Marcellus gathering system (NWV Gathering), which was acquired by EQM on March 17, 2015, because these transactions were between entities under common control.

(b)
Operating revenues included affiliate revenues from EQT Corporation and subsidiaries (collectively, EQT) of $551.4 million, $462.4 million and $337.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 5.

(c)
Operating and maintenance expense included charges from EQT of $34.2 million, $33.5 million and $29.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Selling, general and administrative expense included charges from EQT of $68.0 million, $55.7 million and $46.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 5.

(d)
For the year ended December 31, 2016, other income included distributions received from EQT Energy Supply, LLC (EES) of $8.3 million and equity income from Mountain Valley Pipeline, LLC (MVP Joint Venture) of $9.9 million. For the year ended December 31, 2015, other income included equity income from the MVP Joint Venture of $2.4 million. See Notes 6 and 12.

(e)	Net interest expense for the year ended December 31, 2016 included $1.7 million of interest income on the preferred interest (the Preferred Interest) in EES. See Note 12.

See notes to consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS(a)
 YEARS ENDED DECEMBER 31,

	2016	2015	2014
	(Thousands)
Cash flows from operating activities:
Net income	$534,994	$434,000	$245,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,691	49,895	49,061
Deferred income taxes	8,774	(219,140)	(309,380)
Equity income	(9,898)	(2,367)	—
AFUDC – equity	(19,402)	(6,327)	(3,313)
Non-cash long term compensation expense	373	1,549	3,368
Non-cash adjustments	—	—	(1,520)
Changes in other assets and liabilities:
Accounts receivable	(2,872)	(647)	(5,446)
Accounts payable	(9,394)	8,511	4,734
Due to/from EQT affiliates	(34,133)	216,869	334,088
Other assets and other liabilities	4,224	5,986	7,342
Net cash provided by operating activities	535,357	488,329	324,836
Cash flows from investing activities:
Capital expenditures	(584,819)	(458,056)	(356,239)
Acquisitions - net assets from EQT (see Note 2)	(62,372)	(386,791)	(168,198)
MVP Interest Acquisition and capital contributions to the MVP Joint Venture	(98,399)	(84,381)	—
Sales of interests in the MVP Joint Venture	12,533	9,723	—
Preferred Interest Acquisition (as defined in Note 2)	—	(124,317)	—
Principal payments received on Preferred Interest (see Note 2)	1,024	—	—
Net cash used in investing activities	(732,033)	(1,043,822)	(524,437)
Cash flows from financing activities:
Proceeds from the issuance of EQM common units, net of offering costs	217,102	1,182,002	902,467
Acquisitions - purchase price in excess of net assets from EQT (see Note 2)	(3,734)	(486,392)	(952,802)
Acquisition of AVC net assets from EQT (see Note 2)	(208,894)	—	—
Proceeds from EQM credit facility borrowings	740,000	617,000	450,000
Payments of EQM credit facility borrowings	(1,039,000)	(318,000)	(450,000)
Proceeds from the issuance of EQM long-term debt	500,000	—	500,000
Proceeds from the EQGP Working Capital Facility loan, net of payments	18	66	—
Net contributions from (distributions to) EQT	20,234	(102,662)	(240,170)
Capital contributions	5,884	1,748	382
Distributions paid to noncontrolling interest owners of EQM	(174,878)	(117,755)	(67,819)
Distributions paid to EQGP unitholders	(151,980)	(40,295)	—
Discount, debt issuance costs and credit facility fees	(8,580)	—	(9,707)
Net cash (used in) provided by financing activities	(103,828)	735,712	132,351

Net change in cash and cash equivalents	(300,504)	180,219	(67,250)
Cash and cash equivalents at beginning of year	360,957	180,738	247,988
Cash and cash equivalents at end of year	$60,453	$360,957	$180,738

Cash paid during the year for:
Interest, net of amount capitalized	$13,902	$19,610	$1,580
Non-cash activity during the year:
MVP Joint Venture investment/payable for capital contributions (see Note 6)	$11,471	$—	$—
Elimination of net current and deferred tax liabilities	93,951	(164,586)	—
Asset adjustments prior to acquisition	(115,270)	—	—
Limited partner and general partner units issued for acquisitions	—	52,500	59,000
Net settlement of current income taxes payable with EQT	$—	$371,664	$214,983

(a)
As discussed in Note 2, EQGP’s consolidated financial statements have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, and NWV Gathering, which was acquired by EQM on March 17, 2015, because these transactions were between entities under common control.

See notes to consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS(a)
 DECEMBER 31,

	2016	2015
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$60,453	$360,957
Accounts receivable (net of allowance for doubtful accounts of $319 and $248 as of December 31, 2016 and 2015, respectively)	20,662	17,790
Accounts receivable – affiliate	81,358	80,507
Other current assets	9,912	2,634
Total current assets	172,385	461,888
Property, plant and equipment	2,894,858	2,362,316
Less: accumulated depreciation	(316,024)	(264,602)
Net property, plant and equipment	2,578,834	2,097,714
Investments in unconsolidated entities	184,562	77,025
Preferred Interest in EES	119,126	124,317
Other assets	21,542	72,846
Total assets	$3,076,449	$2,833,790

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,831	$42,680
Due to related party	20,360	48,346
EQM credit facility borrowings	—	299,000
Capital contribution payable to MVP Joint Venture	11,471	—
Accrued interest	12,016	8,753
Accrued liabilities	8,755	7,083
Total current liabilities	88,433	405,862
Deferred income taxes	—	84,099
Long-term debt	985,732	493,401
Other long-term liabilities	9,562	7,834
Total liabilities	1,083,727	991,196

Equity:
Parent net investment	—	275,545
Partners' capital (266,165,000 common units issued and outstanding at December 31, 2016 and 2015)	(1,077,100)	(1,204,509)
Noncontrolling interests	3,069,822	2,771,558
Total equity	1,992,722	1,842,594
Total liabilities and equity	$3,076,449	$2,833,790

(a) Financial statements as of December 31, 2015 have been retrospectively recast to include AVC, Rager and the Gathering Assets as a result of the October 2016 Acquisition. See Note 2.

See notes to consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EQUITY
 YEARS ENDED DECEMBER 31, 2016, 2015 and 2014(a)

	Partners' Capital		Noncontrolling
			Interests in
	Parent Net	Common	Consolidated
	Investment	Units	Subsidiaries	Total Equity
	(Thousands)
Balance at January 1, 2014	$449,958	$—	$828,667	$1,278,625
Net income	121,877	—	124,025	245,902
Net distributions to EQT	(25,187)	—	—	(25,187)
Capital contributions	500	—	—	500
Equity-based compensation plans	3,692	—	—	3,692
Distributions to noncontrolling interest owners of EQM	—	—	(67,819)	(67,819)
EQM equity transactions (b)	59,000	—	902,467	961,467
Acquisitions from affiliates	(1,180,000)	—	—	(1,180,000)
Balance at December 31, 2014	$(570,160)	$—	$1,787,340	$1,217,180

Net income	103,914	103,689	226,397	434,000
Net contributions from EQT	269,073	—	—	269,073
Capital contributions	1,748	5,744	—	7,492
Equity-based compensation plans	247	316	1,057	1,620
Distributions to noncontrolling interest owners of EQM	—	—	(117,755)	(117,755)
EQM equity transactions (b)	52,500	—	1,182,002	1,234,502
Acquisitions from affiliates	(925,683)	—	—	(925,683)
Distributions to EQGP unitholders (post-IPO period)	—	(40,295)	—	(40,295)
Changes in ownership of EQM, net	119,926	114,603	(307,483)	(72,954)
Elimination of net current and deferred tax liabilities	(164,586)	—	—	(164,586)
Conversion of parent net investment to limited partner interest upon IPO	1,388,566	(1,388,566)	—	—
Balance at December 31, 2015	$275,545	$(1,204,509)	$2,771,558	$1,842,594

Net income	21,861	212,318	300,815	534,994
Net contributions from EQT	20,234	—	—	20,234
Elimination of capital lease (c)	(25,055)	25,055	—	—
Capital contributions	—	602	—	602
Equity-based compensation plans	—	212	161	373
Distributions to noncontrolling interest owners of EQM	—	—	(174,878)	(174,878)
EQM equity transactions (b)	—	—	217,102	217,102
Acquisitions from affiliates	(271,266)	(3,734)	—	(275,000)
Asset adjustments prior to acquisition (d)	(115,270)	—	—	(115,270)
Distributions to EQGP unitholders	—	(151,980)	—	(151,980)
Changes in ownership of EQM, net	—	44,936	(44,936)	—
Elimination of net current and deferred tax liabilities	93,951	—	—	93,951
Balance at December 31, 2016	$—	$(1,077,100)	$3,069,822	$1,992,722

(a)
As discussed in Note 2, EQGP’s consolidated financial statements have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, and NWV Gathering, which was acquired by EQM on March 17, 2015, because these transactions were between entities under common control.

(b)	Includes the impact of EQM's public equity offerings and units issued in connection with acquisitions from EQT as described in Note 2.

(c)	Reflects the elimination of the historical capital lease depreciation expense as described in Note 2.

(d)	Represents a decrease in the carrying value of the Gathering Assets and regulatory assets on the books of AVC, Rager, and the Gathering Assets by EQT prior to the October 2016 Acquisition.

See notes to consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

1.    Summary of Operations and Significant Accounting Policies

Organization and Basis of Presentation

EQT GP Holdings, LP and subsidiaries (collectively, EQGP) was formed in January 2015 as a Delaware limited partnership and wholly owned subsidiary of EQT Gathering Holdings, LLC (EQT Gathering Holdings), which is a Delaware limited liability company and wholly owned subsidiary of EQT. EQGP was formed to own EQT's partnership interests in EQT Midstream Partners, LP and subsidiaries (collectively, EQM), a growth-oriented Delaware limited partnership formed by EQT to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQT Midstream Services, LLC (EQM General Partner) is a wholly owned subsidiary of EQGP and is EQM's general partner. EQT GP Services, LLC (EQGP General Partner) is a wholly owned subsidiary of EQT and is EQGP's general partner.

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

As of December 31, 2016, EQGP owned the following three types of EQM partnership interests: 21,811,643 EQM common units, representing a 26.6% limited partner interest in EQM; 1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM; and all of EQM's incentive distribution rights, or IDRs, which entitle EQGP to receive up to 48.0% of all incremental cash distributed by EQM if certain target distribution levels are reached in any quarter.

For accounting purposes, the historical financial statements of EQGP for the time periods prior to the completion of the IPO (the Predecessor) include the assets, liabilities and results of operations of the EQM General Partner and EQT Midstream Investments, LLC (EQM LP). The Predecessor financial statements also include the assets, liabilities and results of operations of EQM and its consolidated subsidiaries for the time periods prior to the IPO as a result of the EQM General Partner’s ownership of the general partner interest in EQM. Prior to the IPO, the EQM General Partner and EQM LP were wholly owned subsidiaries of EQT and directly held EQT's partnership interests in EQM.  Prior to the closing of the IPO, EQM LP merged with and into EQGP and EQT contributed 100% of the outstanding limited liability company interests in the EQM General Partner to EQGP. As discussed in Note 2, EQGP’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of AVC, Rager and the Gathering Assets, which were acquired by EQM on October 13, 2016, and NWV Gathering, which was acquired by EQM on March 17, 2015, because these transactions were between entities under common control.

EQGP and EQM do not have any employees. Administrative support for EQGP and EQM is provided by EQT. Operational support for EQM is provided by EQT Gathering, LLC (EQT Gathering), one of EQT’s operating subsidiaries engaged in midstream business operations. EQT Gathering’s employees manage and conduct EQM’s daily business operations.

Nature of Business

EQGP currently has no independent operations and EQGP's only cash-generating assets consist of partnership interests in EQM. EQM provides midstream services to EQT and third parties in the Appalachian Basin in Pennsylvania, West Virginia and Ohio through two primary assets: the gathering system and the transmission and storage system.

As of December 31, 2016, EQM’s gathering system included approximately 300 miles of high pressure gathering lines with approximately 1.8 Bcf per day of total firm gathering capacity and multiple interconnect points with EQM’s transmission and storage system. EQM’s gathering system also includes approximately 1,500 miles of Federal Energy Regulatory Commission (FERC)-regulated low pressure gathering lines. Revenues are primarily generated from EQM's firm gathering contracts.

As of December 31, 2016, EQM’s transmission and storage system included an approximately 950-mile FERC-regulated interstate pipeline that connects to six interstate pipelines and multiple distribution companies. The transmission system is supported by 18 associated natural gas storage reservoirs with approximately 645 MMcf per day of peak withdrawal capacity and 43 Bcf of working gas capacity and 41 compressor units. As of December 31, 2016, the transmission assets had total throughput capacity of approximately 4.3 Bcf per day. Revenues are primarily generated from EQM’s firm transmission and storage contracts.

Significant Accounting Policies

EQGP has no independent operations or material assets other than its partnership interests in EQM. EQGP's financial statements differ from those of EQM primarily as a result of: (i) the presentation of noncontrolling interest ownership in EQM attributable to the publicly held limited partner interests in EQM, (ii) incremental income tax expense as further discussed within Note 11, (iii) incremental selling, general and administrative expenses as the result of becoming a publicly traded partnership subsequent to its IPO that are separate from and in addition to those incurred by EQM and (iv) incremental interest expense incurred as a result of EQGP's working capital facility which EQGP entered into with EQT in connection with its IPO as further discussed within Note 9.

Principles of Consolidation: The consolidated financial statements include the accounts of all entities in which EQGP holds a controlling financial interest. EQGP applies the equity method of accounting where it can exert significant influence over, but does not control or direct the policies, decisions or activities of an entity.

The consolidated financial statements reflect the pre-acquisition results of businesses acquired through common control transactions on a combined basis with EQM. See Note 2. Transactions between EQGP or EQM and EQT have been identified in the consolidated financial statements as transactions between related parties and are discussed in Note 5.

Segments: Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by EQM's chief operating decision maker in deciding how to allocate resources. EQGP's two segments are the same as those of EQM as EQGP does not have any operating activities separate from those of EQM. EQM reports its operations in two segments, which reflect its lines of business. Gathering primarily includes high pressure gathering lines and the FERC-regulated low pressure gathering system. Transmission includes EQM’s FERC-regulated interstate pipeline and storage business. The operating segments are evaluated on their contribution to EQM’s operating income. All of EQM's operating revenues, income from continuing operations and assets are generated or located in the United States. See Note 4.

Reclassification: Certain previously reported amounts have been reclassified to conform to the current year presentation.

Use of Estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: EQGP considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Interest earned on cash equivalents is included as a reduction to net interest expense in the accompanying statements of consolidated operations.

Trade and Other Receivables:  Trade and other receivables are stated at their historical carrying amount. Judgment is required to assess the ultimate realization of accounts receivable, including assessing the probability of collection and the creditworthiness of customers. Based upon assessments by EQM's management, allowances for doubtful accounts of approximately $0.3 million and $0.2 million were provided at December 31, 2016 and 2015, respectively. EQGP and EQM also have receivables due from EQT as discussed in Note 5.

Fair Value of Financial Instruments: EQM has categorized its assets and liabilities disclosed at fair value into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair values. The carrying value of EQM's credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value. As EQM’s long-term debt is not actively traded, its fair value is a Level 2 fair value measurement estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk. See Note 9.

Property, Plant and Equipment: EQM’s property, plant and equipment are stated at depreciated cost. Maintenance projects that do not increase the overall life of the related assets are expensed as incurred. Expenditures that extend the useful life of the underlying asset are capitalized. EQM capitalized internal costs of $53.2 million and $78.9 million in 2016 and 2015, respectively. EQM capitalized $9.4 million, $5.6 million and $2.3 million of interest on assets under construction in 2016, 2015 and 2014, respectively, including the debt component of allowance for funds used during construction (AFUDC).

	As of December 31,
	2016	2015
	(Thousands)
Gathering assets	$1,330,998	$1,081,472
Accumulated depreciation	(110,473)	(88,917)
Net gathering assets	1,220,525	992,555
Transmission and storage assets	1,563,860	1,280,844
Accumulated depreciation	(205,551)	(175,685)
Net transmission and storage assets	1,358,309	1,105,159
Net property, plant and equipment	$2,578,834	$2,097,714

Depreciation is recorded using composite rates on a straight-line basis over the estimated useful life of the assets. The overall rates of depreciation for the years ended December 31, 2016, 2015 and 2014 were approximately 2.2%, 2.1% and 2.5%, respectively. EQM estimates pipelines have useful lives ranging from 20 years to 65 years and compression equipment has useful lives ranging from 20 years to 50 years. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. For EQM's regulated fixed assets, depreciation rates are re-evaluated each time it files with the FERC for a change in its transmission and storage rates.

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

Unamortized Debt Discount and Issuance Expense: Discounts and expenses incurred with the issuance of long-term debt are amortized over the term of the debt. These amounts are presented as a reduction of long-term debt on the accompanying consolidated balance sheets. Expenses incurred with the issuance and extension of EQM's $750 million credit facility are presented in other assets on the accompanying consolidated balance sheets.

Natural Gas Imbalances: EQM experiences natural gas imbalances when the actual amount of natural gas delivered from a pipeline system or storage facility differs from the amount of natural gas scheduled to be delivered. EQM values these imbalances due to or from shippers and operators at current index prices. Imbalances are settled in-kind, subject to the terms of the FERC tariffs. Imbalances as of December 31, 2016 and 2015 were receivables of $2.8 million and $0.9 million, respectively, included in other current assets in the accompanying consolidated balance sheets with offsetting amounts recorded to system gas, a component of property, plant and equipment. EQM classifies imbalances as current as it expects to settle them within a year.

Asset Retirement Obligations: Although individual assets will be replaced as needed, EQM's gathering system and transmission and storage system will continue to exist for an indefinite useful life. As such, there is uncertainty around the timing of any asset retirement activities. As a result, EQM determined that there is not sufficient information to make a reasonable estimate of the asset retirement obligations for the remaining assets as of December 31, 2016 and 2015.

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

Regulatory Accounting: EQM’s regulated operations consist of interstate pipeline, intrastate gathering and storage operations subject to regulation by the FERC. Rate regulation provided by the FERC is designed to enable EQM to recover the costs of providing the regulated services plus an allowed return on invested capital. The application of regulatory accounting allows EQM to defer expenses and income in its consolidated balance sheets as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the statements of consolidated operations for a non-regulated entity. The deferred regulatory assets and liabilities are then recognized in the statements of consolidated operations in the period in which the same amounts are reflected in rates. The amounts deferred in the consolidated balance sheets relate primarily to the accounting for income taxes, post-retirement benefit costs and the storage retainage tracker on the AVC system. The amounts established for accounting for income taxes were primarily generated during the period prior to EQM's change in tax status in July 2012 when EQM was included as part of EQT’s consolidated federal tax return. EQM believes that it will continue to be subject to rate regulation that will provide for the recovery of deferred costs. See Note 13.

Revenue Recognition: Reservation revenues on firm contracted capacity are recognized ratably over the contract period based on the contracted volume regardless of the amount of natural gas transported or gathered. Revenues associated with gathered or transported volumes under firm and interruptible contracts are recognized as physical deliveries of natural gas are made.

AFUDC: The carrying costs for the construction of certain long-lived regulated assets are capitalized and amortized over the related assets’ estimated useful lives. The capitalized amount for construction of regulated assets includes interest cost (the interest component) and a designated cost of equity (the equity component) for financing the construction of these regulated assets. The interest components of AFUDC for the years ended December 31, 2016, 2015 and 2014 of $2.4 million, $1.6 million and $1.0 million, respectively, were included as a reduction of net interest expense in the statements of consolidated operations. The equity components of AFUDC for the years ended December 31, 2016, 2015 and 2014 of $19.4 million, $6.3 million and $3.2 million, respectively, were recorded in other income in the statements of consolidated operations.

Equity-Based Compensation: EQGP has awarded equity-based compensation in connection with the EQT GP Services, LLC 2015 Long-Term Incentive Plan. These awards will be paid in EQGP common units; therefore, EQGP treats these programs as equity awards. Awards are recorded at fair value which utilizes the published market price on the grant date. See Note 10.

Net Income per Limited Partner Unit: Net income per limited partner unit is calculated by dividing the limited partner interest in net income by the weighted average number of common units outstanding. Net income attributable to periods prior to the closing of EQGP's IPO is attributable to subsidiaries of EQT and has been excluded from the limited partner interest in net income. Net income per limited partner unit earned following the closing of the IPO was calculated based on the number of common units outstanding after the IPO date of May 15, 2015. Net income attributable to AVC, Rager and the Gathering Assets for the periods prior to October 1, 2016 was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these pre-acquisition amounts were not available to pay the unitholders. See Note 3.

Income Taxes: For the period prior to EQGP's IPO, EQGP's income was included as part of EQT's consolidated return for federal and state income tax purposes. Federal tax obligations of all EQT subsidiary companies are settled through EQT. The consolidated federal income tax of EQT is allocated among the group’s members on a separate return basis with tax credits allocated to the members generating the credits. As a result of its limited partnership structure following EQGP's IPO, EQGP is not subject to federal and state income taxes. In the second quarter of 2015, approximately $164.6 million of net current and deferred income taxes were eliminated through equity related to EQGP's IPO. Subsequent to May 15, 2015, for federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by EQGP will flow through to EQGP's unitholders, and accordingly, will not result in a provision for income taxes for EQGP. See Note 11.

Noncontrolling Interests: Noncontrolling interests represent third party equity ownership in EQM and are presented as a component of equity and partners' capital in the accompanying consolidated balance sheets. In the consolidated statements of operations, noncontrolling interests reflect the allocation of earnings to third party investors in EQM.

Recently Issued Accounting Standards:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. EQGP expects to adopt the ASUs using the modified retrospective method of adoption on January 1, 2018. During 2016, EQGP completed an analysis of the impact of the standard on its broad contract types. As a result, EQGP anticipates that this standard will not have a material impact on net income. EQGP anticipates that a detailed review of the impact of the standard on all of its individual contracts will be completed by mid-year 2017.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. The standard changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. EQGP adopted this standard in the first quarter of 2016 with no significant impact on reported results. See Note 8 for additional disclosures required as a result of the adoption of this standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. While EQGP is currently evaluating the provisions of this ASU to determine the impact this standard will have on its financial statements and related disclosures, the primary effect of adopting the new standard will be to record assets and obligations for contracts currently recognized as operating leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The ASU will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. EQGP is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the presentation and classification of eight specific cash flow issues. The amendments in the ASU will be effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. EQGP anticipates this standard will not have a material impact on its financial statements and related disclosures.

Subsequent Events: EQGP has evaluated subsequent events through the date of the financial statement issuance.

2.    Acquisitions

The following table presents EQM's acquisitions completed during the three years ended December 31, 2016.

	Acquisition Date	Total Consideration	Cash	Common Units Issued to EQT	GP Units Issued to EQT
	(Thousands, except unit amounts)
Jupiter Acquisition (a)	5/7/14	$1,180,000	$1,121,000	516,050	262,828
NWV Gathering Acquisition (b)	3/17/15	925,683	873,183	511,973	178,816
MVP Interest Acquisition (c)	3/30/15	54,229	54,229	—	—
Preferred Interest Acquisition (d)	4/15/15	124,317	124,317	—	—
October 2016 Acquisition (e)	10/13/16	$275,000	$275,000	—	—

(a)
EQT contributed the Jupiter natural gas gathering system (Jupiter) to EQM Gathering Opco, LLC (EQM Gathering), an indirect wholly owned subsidiary of EQM. The cash portion of the purchase price was funded with the net proceeds from an equity offering of EQM common units and borrowings under EQM’s credit facility.

(b)
EQT contributed NWV Gathering to EQM Gathering. The cash portion of the purchase price was funded with net proceeds from an equity offering of EQM common units and borrowings under EQM's credit facility.

(c)
EQM assumed 100% of the membership interests in MVP Holdco, LLC (MVP Holdco), the owner of the interest (the MVP Interest) in the MVP Joint Venture, which at the time was an indirect wholly owned subsidiary of EQT. The cash payment made represented EQM's reimbursement to EQT for 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. The cash payment was funded by borrowings under EQM's credit facility. See Note 6.

(d)
Pursuant to the NWV Gathering Acquisition contribution and sale agreement, EQM acquired a preferred interest (the Preferred Interest) from EQT in EES, which at the time was an indirect wholly owned subsidiary of EQT. EES generates revenue from services provided to a local distribution company. The cash payment was funded by borrowings under EQM's credit facility.

In October 2016, the operating agreement of EES was amended to include mandatory redemption of the Preferred Interest at the end of the preference period which is expected to be December 31, 2034. As a result of this amendment, the accounting for EQM's investment in EES converted from a cost method investment to a note receivable effective October 1, 2016. See Note 12.

(e)
On October 13, 2016, EQM entered into a Purchase and Sale Agreement with EQT pursuant to which EQM acquired from EQT 100% of the outstanding limited liability company interests of AVC and Rager as well as the Gathering Assets. The closing occurred on October 13, 2016 and was effective as of October 1, 2016. The cash payment was funded by borrowings under EQM's credit facility.

AVC, Rager, the Gathering Assets, NWV Gathering and Jupiter were businesses and the related acquisitions were transactions between entities under common control; therefore, EQM recorded the assets and liabilities of these entities at their carrying amounts to EQT on the date of the respective transactions. The difference between EQT’s net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in partners’ capital. This portion of the consideration was recorded in financing activities in the statements of consolidated cash flows. EQM recast its consolidated financial statements to retrospectively reflect the October 2016 Acquisition, NWV Gathering Acquisition and Jupiter Acquisition as if the entities were owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if EQM had owned them during the periods reported.

Prior to the October 2016 Acquisition, EQM operated the AVC facilities as part of its transmission and storage system under a lease agreement with EQT. The lease was a capital lease under GAAP; therefore, revenues and expenses associated with the AVC facilities were included in EQM’s historical consolidated financial statements and the AVC facilities were depreciated over the lease term of 25 years. In conjunction with the October 2016 Acquisition, the lease agreement was terminated. As a result, EQM's recast of the consolidated financial statements included recasting depreciation expense recognized for the periods prior to the transaction to reflect the pipeline’s useful life of 40 years. The $25.1 million of cumulative capital lease depreciation recorded for periods prior to the transaction was eliminated through equity at the time of the acquisition and the financial statements now reflect the depreciation expense based on the 40 year useful life. This adjustment increased previously reported net income by $5.2 million, $4.2 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, because the effect of the recast of the financial statements resulted in the elimination of the capital lease obligation from EQM to AVC, the lease obligation portion of the consideration paid was recorded in financing activities in the statements of consolidated cash flows.

3.    Equity

Holdings of EQGP Equity. On May 15, 2015, EQGP completed its IPO of 26,450,000 common units representing limited partner interests. All of the common units sold in the IPO were sold by EQT Gathering Holdings. EQGP did not receive any proceeds from, or incur any expenses in connection with, the completion of the IPO.

As of December 31, 2016, EQT indirectly held 239,715,000 EQGP common units, representing a 90.1% limited partner interest, and the entire non-economic general partner interest in EQGP, while the public held 26,450,000 EQGP common units, representing a 9.9% limited partner interest in EQGP.

Net Income Per Limited Partner Unit. The phantom units granted to the independent members of the Board of Directors of the EQGP General Partner will be paid in EQGP common units upon a director’s termination of service on the EQGP General Partner's Board of Directors. As there are no remaining service, performance or market conditions related to these awards, 11,449 and 2,928 phantom unit awards were included in the calculation of basic and diluted weighted average limited partner units outstanding for the years ended December 31, 2016 and 2015, respectively.

Holdings of EQM Equity. The following table summarizes EQM's public offerings of its common units during the three years ended December 31, 2016.

	Common Units Issued (a)	GP Units Issued (b)	Price Per Unit	Net Proceeds to EQM	Underwriters' Discount and Other Offering Expenses
	(Thousands, except unit and per unit amounts)
May 2014 equity offering (c)	12,362,500	—	$75.75	$902,467	$33,992
March 2015 equity offering (d)	9,487,500	25,255	76.00	696,582	24,468
$750 million At the Market (ATM) Program in 2015 (e)	1,162,475	—	74.92	85,483	1,610
November 2015 equity offering (f)	5,650,000	—	71.80	399,937	5,733
$750 million ATM Program in 2016 (g)	2,949,309	—	$74.42	$217,102	$2,381

(a)	Includes the issuance of additional common units pursuant to the exercise of the underwriters' over-allotment options, as applicable.

(b)
Represents general partner units issued to the EQM General Partner in exchange for its proportionate capital contribution. See Note 2 for a summary of EQM general partner units issued in conjunction with acquisitions.

(c)	The net proceeds were used to finance a portion of the cash consideration paid to EQT in connection with the Jupiter Acquisition as described in Note 2.

(d)
The underwriters exercised their option to purchase additional common units. The EQM General Partner purchased 25,255 EQM general partner units for approximately $1.9 million to maintain its then 2.0% general partner ownership percentage. This amount was included in net proceeds from this offering. The net proceeds were used to finance a portion of the cash consideration paid to EQT in connection with the NWV Gathering Acquisition as described in Note 2. In connection with this equity offering, EQGP recorded a $122.8 million gain to parent net investment, a decrease of $195.8 million to the noncontrolling interests in consolidated subsidiaries capital account on the consolidated balance sheet and an increase to deferred tax liability of $73.0 million. The gains to parent net investment and equity, the decreases in noncontrolling interests in consolidated subsidiaries capital and the increases in deferred tax liability on the consolidated balance sheet were non-cash and therefore had no impact on the statements of consolidated cash flows for the year ended December 31, 2015.

(e)
During the third quarter of 2015, EQM entered into an equity distribution agreement that established an ATM common unit offering program, pursuant to which a group of managers, acting as EQM's sales agents, may sell EQM common units having an aggregate offering price of up to $750 million (the $750 million ATM Program). The price per unit represents an average price for all issuances under the $750 million ATM Program in 2015. The underwriters' discount and other offering expenses in the table above include commissions of approximately $0.9 million. EQM used the net proceeds for general partnership purposes.

Prior to this $750 million ATM Program, the EQM General Partner maintained its general partner ownership percentage at the previous level of 2.0%. Starting with sales under the $750 million ATM Program in 2015, the EQM General Partner elected not to maintain its general partner ownership percentage. EQGP recorded a $22.0 million increase to common units and a corresponding decrease in noncontrolling interest of EQM as a result of the EQM common units issued under the program in 2015.

(f)
The net proceeds were used for general partnership purposes and to repay amounts outstanding under EQM's credit facility. In connection with this equity offering, EQGP recorded an increase to partners' capital of $92.7 million, with a corresponding decrease of $92.7 million to the noncontrolling interests in consolidated subsidiaries capital account on the consolidated balance sheet.

(g)
The price per unit represents an average price for all issuances under the $750 million ATM Program in 2016. The underwriters' discount and other offering expenses in the table above include commissions of approximately $2.2 million. EQM used the net proceeds for general partnership purposes. EQGP recorded a $44.9 million increase to common units and a corresponding decrease in noncontrolling interest of EQM as a result of the EQM common units issued under the program in 2016.

The following table summarizes EQM's common, subordinated and general partner units issued and outstanding from January 1, 2014 through December 31, 2016.

	EQM Limited Partner Units		EQM General
	Common	Subordinated	Partner Units	Total
Balance at January 1, 2014	30,468,902	17,339,718	975,686	48,784,306
May 2014 equity offering	12,362,500	—	—	12,362,500
Jupiter Acquisition consideration	516,050	—	262,828	778,878
Balance at December 31, 2014	43,347,452	17,339,718	1,238,514	61,925,684
Conversion of subordinated units to common units	17,339,718	(17,339,718)	—	—
2014 EQM VDA issuance	21,063	—	430	21,493
March 2015 equity offering	9,487,500	—	25,255	9,512,755
NWV Gathering Acquisition consideration	511,973	—	178,816	690,789
$750 million ATM Program	1,162,475	—	—	1,162,475
November 2015 equity offering	5,650,000	—	—	5,650,000
Balance at December 31, 2015	77,520,181	—	1,443,015	78,963,196
2014 EQM VDA issuance	19,796	—	—	19,796
EQM Total Return Program issuance	92,472	—	—	92,472
$750 million ATM Program	2,949,309	—	—	2,949,309
Balance at December 31, 2016	80,581,758	—	1,443,015	82,024,773

In connection with EQM's IPO in 2012, EQM issued 17,339,718 subordinated units to EQM LP. Upon EQM's payment of the cash distribution for the fourth quarter of 2014, the financial requirements for the conversion of all subordinated units were satisfied. As a result, on February 17, 2015, the 17,339,718 subordinated units converted into EQM common units on a one-for-one basis.

EQM issued 19,796 and 21,063 common units under the 2014 EQM Value Driver Award Program (2014 EQM VDA) in February 2016 and 2015, respectively. In connection with the February 2015 issuance, the EQM General Partner purchased

430 EQM general partner units to maintain its then 2.0% general partner ownership percentage. EQM issued 92,472 common units under the EQM Total Return Program in February 2016.

4.     Financial Information by Business Segment

	Years Ended December 31,
	2016	2015	2014
	(Thousands)
Revenues from external customers (including affiliates):
Gathering	$397,494	$335,105	$233,945
Transmission	338,120	297,831	255,273
Total	$735,614	$632,936	$489,218
Operating income:
Gathering	$289,027	$243,257	$147,426
Transmission	237,922	207,779	185,169
Headquarters	(2,965)	(2,056)	—
Total operating income	$523,984	$448,980	$332,595

Reconciliation of operating income to net income:
Other income	37,918	8,694	3,313
Net interest expense	16,761	21,348	10,871
Income tax expense	10,147	2,326	79,135
Net income	$534,994	$434,000	$245,902

	As of December 31,
	2016	2015	2014
	(Thousands)
Segment assets:
Gathering	$1,292,713	$1,079,644	$865,465
Transmission	1,413,631	1,183,641	939,589
Total operating segments	2,706,344	2,263,285	1,805,054
Headquarters, including cash	370,105	570,505	442,172
Total assets	$3,076,449	$2,833,790	$2,247,226

	Years Ended December 31,
	2016	2015	2014
	(Thousands)
Depreciation and amortization:
Gathering	$30,422	$24,360	$23,977
Transmission	32,269	25,535	25,084
Total	$62,691	$49,895	$49,061
Expenditures for segment assets:
Gathering	$295,315	$225,537	$253,638
Transmission	292,049	203,706	137,317
Total (a)	$587,364	$429,243	$390,955

(a)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $26.7 million, $24.1 million, $53.0 million and $18.6 million at December 31, 2016, 2015, 2014 and 2013, respectively.

5.    Related Party Transactions

Affiliate Transactions. In the ordinary course of business, EQGP and EQM engage in transactions with EQT and its affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements.

EQM Operation and Management Services Agreement. EQM has an operation and management services agreement with EQT Gathering, pursuant to which EQT Gathering provides EQM’s pipelines and storage facilities with certain operational and management services. EQM reimburses EQT Gathering for such services pursuant to the terms of its omnibus agreement with EQT (described below). EQM is allocated the portion of operating and maintenance expense and selling, general and administrative expense incurred by EQT and EQT Gathering for the benefit of EQM.

Employees of EQT operate EQM’s assets. EQT charges EQM for the payroll and benefit costs associated with these individuals and for retirees of Equitrans, L.P. (Equitrans). EQT carries the obligations for pension and other employee-related benefits in its consolidated financial statements. EQM is allocated a portion of EQT’s defined benefit pension plan and retiree medical and life insurance plan cost for the retirees of Equitrans. EQM’s share of those costs is recorded in due to related parties and reflected in operating expenses in the accompanying statements of consolidated operations. See Note 14.

EQGP Omnibus Agreement. EQGP entered into an omnibus agreement, by and among EQGP, the EQGP General Partner and EQT. Pursuant to the EQGP omnibus agreement, EQT agreed to provide EQGP with a license to use the name “EQT” and related marks in connection with EQGP’s business. The EQGP omnibus agreement also provides for certain reimbursement obligations between EQT and EQGP. As of December 31, 2016, EQGP reimbursed EQT approximately $3.0 million for obligations pursuant to the EQGP omnibus agreement.

EQM Omnibus Agreement. EQM entered into an omnibus agreement by and among EQM, the EQM General Partner and EQT. Pursuant to the EQM omnibus agreement, EQT agreed to provide EQM with a license to use the name “EQT” and related marks in connection with EQM’s business. The EQM omnibus agreement also provides for certain indemnification and reimbursement obligations between EQT and EQM. Effective January 1, 2015, EQM amended its omnibus agreement with EQT to provide for the reimbursement by EQM of direct and indirect costs and expenses attributable to EQT's long-term incentive programs as these plans will be utilized to compensate and retain EQT employees who provide services to EQM. For the period subsequent to EQM's IPO and prior to the January 1, 2015 amendment, the expense associated with EQT long-term incentive plans was not an expense of EQM under the EQM omnibus agreement because, at the time of EQM's IPO, the EQM General Partner established its own long-term incentive plan. The historical financial statements of AVC, Rager, the Gathering Assets, NWV Gathering and Jupiter prior to acquisition included long-term incentive compensation plan expense associated with the EQT long-term incentive plans. The following table summarizes the reimbursement amounts between EQT and EQM under the EQM omnibus agreement for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(Thousands)
EQM reimbursements to EQT
Operating and maintenance expense (a)	$33,526	$31,310	$21,999
Selling, general and administrative expense (a)	$63,255	$46,149	$25,051

EQM reimbursements from EQT (b)
Plugging and abandonment	$440	$26	$500
Bare steel replacement	—	6,268	—
Other capital reimbursements	$162	$1,198	$—

(a)
The expenses for which EQM reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis, and EQM is unable to estimate what those expenses would be on a stand-alone basis. These amounts exclude the recast impact of the October 2016 Acquisition, NWV Gathering

Acquisition and Jupiter Acquisition as these amounts do not represent reimbursements pursuant to the EQM omnibus agreement.

(b)	These reimbursements were recorded as capital contributions from EQT.
Summary of Related Party Transactions. The following table summarizes related party transactions:

	Years Ended December 31,
	2016	2015	2014
	(Thousands)
EQM related party transactions
Operating revenues	$551,353	$462,371	$337,132
Operating and maintenance expense (a)	34,179	33,452	29,258
Selling, general and administrative expense (a)	67,345	55,092	46,524
Other income (b)	18,191	2,367	—
Interest income on Preferred Interest (see Note 12)	1,740	—	—
Principal payments received on Preferred Interest (see Note 12)	1,024	—	—
Capital contributions from EQT	602	7,492	500
Net contributions from/(distributions to) EQT	$20,234	$(15,179)	$87,452

EQGP related party transactions
Selling, general and administrative expense (a)	$646	$628	$—
Net interest expense	(5)	3	—
Distributions to EQT (post-IPO period) (c)	150,062	65,536	—
Net contributions from/(distributions to) EQT (pre-IPO period) (d)	$—	$284,252	$(112,639)

(a)
The expenses for which EQGP and EQM reimburse EQT and its subsidiaries may not necessarily reflect the actual expenses that EQGP or EQM would incur on a stand-alone basis, and EQGP and EQM are unable to estimate what those expenses would be on a stand-alone basis. These amounts include the recast impact of the October 2016 Acquisition, NWV Gathering Acquisition and Jupiter Acquisition as they represent the total amounts allocated to EQGP and EQM by EQT for the periods presented.

(b)
For the year ended December 31, 2016, other income included distributions received from EES of $8.3 million and equity income from the MVP Joint Venture of $9.9 million. For the year ended December 31, 2015, other income included equity income from the MVP Joint Venture of $2.4 million. See Notes 6 and 12.

(c)
The distributions to EQT are based on the period to which the distributions relate and not the period in which the distributions were declared and paid. For example, for the year ended December 31, 2016, total distributions to EQT included the cash distribution declared on January 19, 2017 to EQT related to the fourth quarter 2016 of $0.177 per common unit.

(d)	Net contributions from/(distributions to) EQT related to periods prior to the EQGP IPO for distributions and taxes payable settled with EQT.

The following table summarizes related party balances:

	As of December 31,
	2016	2015
	(Thousands)
EQM related party balances
Accounts receivable – affiliate	$81,358	$80,507
Due to related party	19,027	47,563
Other current assets (current portion of Preferred Interest in EES - see Note 12)	4,167	—
Investments in unconsolidated entities	184,562	77,025
Preferred Interest in EES (see Note 12)	$119,126	$124,317

EQGP related party balances
Due to related party	$1,333	$783

See also Note 2, Note 3, Note 6, Note 7, Note 8, Note 9, Note 10, Note 12 and Note 14 for further discussion of related party transactions.

6.    Investments in Unconsolidated Entities

MVP Joint Venture

On March 30, 2015, EQM assumed EQT's interest in MVP Holdco, which owns the interest in the MVP Joint Venture, for $54.2 million. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM also assumed the role of operator of the MVP from EQT. In April 2015, October 2015 and January 2016, EQM sold 10%, 1% and 8.5% ownership interests in the MVP Joint Venture, respectively. The purchase from EQT and subsequent sales of interests in the MVP Joint Venture were all for consideration that represented the proportional amount of capital contributions made to the joint venture as of the date of the respective transactions. As of December 31, 2016, EQM owned a 45.5% interest in the MVP Joint Venture.

The MVP Joint Venture has been determined to be a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions, including, but not limited to, decisions about operating and construction budgets, project construction schedule, material contracts or precedent agreements, indebtedness, significant acquisitions or dispositions, material regulatory filings and strategic decisions require the approval of owners holding more than a 66 2/3% interest in the MVP Joint Venture and no one member owns more than a 66 2/3% interest. Beginning on the date it was assumed from EQT, EQM accounted for the MVP Interest as an equity method investment as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture. EQM records adjustments to the investment balance for contributions to or distributions from the MVP Joint Venture and its pro-rata share of earnings of the MVP Joint Venture.

The value of the equity method investment recorded on the consolidated balance sheets was approximately $184.6 million and $77.0 million as of December 31, 2016 and 2015, respectively. In January 2017, MVP Holdco paid capital contributions of $11.5 million to the MVP Joint Venture. The capital contribution payable has been reflected on the consolidated balance sheet as of December 31, 2016 with a corresponding increase to EQM's investment in the MVP Joint Venture.

Equity income related to EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP is reported in other income in the statements of consolidated operations and was $9.9 million and $2.4 million for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

As of December 31, 2016, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $276 million, which includes the investment balance on the consolidated balance sheet as of December 31, 2016 and amounts which could have become due under the performance guarantee as of that date.

7.    Cash Distributions

EQGP Distributions. The EQGP partnership agreement requires EQGP to distribute all of its available cash (as defined below in "EQGP Available Cash") to EQGP unitholders within 55 days after the end of each quarter.

EQGP Available Cash. For purposes of EQGP's partnership agreement, available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter (including expected distributions from EQM in respect of such quarter):

•	less, the amount of cash reserves established by the EQGP General Partner to:

•	satisfy general, administrative and other expenses and any debt service requirements;

•	provide for the proper conduct of EQGP's business;

•	permit the EQM General Partner to make capital contributions to EQM if EQGP chooses to maintain its general partner ownership percentage upon the issuance of additional partnership securities by EQM;

•	comply with applicable law, any of EQGP's debt instruments or other agreements; or

•	provide funds for distributions to EQGP unitholders for any one or more of the next four quarters.

EQGP Partnership Interests in EQM. All of EQGP’s cash flows are generated from the cash distributions EQGP receives from its partnership interests in EQM, which consist of the following as of December 31, 2016:

•	a 1.8% general partner interest in EQM;

•
all of the IDRs in EQM, which entitle EQGP to receive increasing percentages, up to the maximum increase of 48.0%, of any incremental cash distributed by EQM as certain target distribution levels are reached in any quarter; and

•	21,811,643 EQM common units, representing a 26.6% limited partner interest in EQM.

The right of the EQM General Partner to receive incentive distributions is contained in EQM's partnership agreement as described below under "EQM Incentive Distribution Rights."

EQM Distributions. The EQM partnership agreement requires EQM to distribute all of its available cash (as defined below in "EQM Available Cash") to EQM unitholders within 45 days after the end of each quarter.

EQM Available Cash. For purposes of EQM's partnership agreement, available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

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
•                  comply with applicable law, any of EQM’s debt instruments or other agreements; or
•                  provide funds for distributions to EQM’s unitholders and to the EQM General Partner for any one or more of the next four quarters (provided that the EQM General Partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent EQM from distributing the minimum quarterly distribution on all common units);
•                   plus, if the EQM General Partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

EQM Incentive Distribution Rights. All IDRs are held by the EQM General Partner. IDRs represent the right to receive an increasing percentage (13.0%, 23.0% and 48.0%) of quarterly distributions of EQM's available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described below have been achieved. The EQM General Partner may transfer the IDRs separately from its general partner interest, subject to restrictions in EQM’s partnership agreement.

The following discussion assumes that the EQM General Partner continues to own both its 1.8% general partner interest and the IDRs.

If for any quarter EQM has distributed available cash from operating surplus to the common unitholders in an amount equal to EQM's minimum quarterly distribution; then, EQM will distribute any additional available cash from operating surplus for that quarter among the unitholders and the EQM General Partner in the following manner:

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

EQM and EQGP declared the following cash distributions to their respective unitholders for the periods presented:

Quarters Ended	EQM Total Quarterly Distribution per Common Unit	EQM Total Quarterly Cash Distribution	EQM Quarterly Distribution to Noncontrolling Interests	EQGP Total Quarterly Distribution per Common Unit	Date of Distribution
	(Thousands, except per unit amounts)
2014
March 31	$0.49	$24,950	$13,241	N/A	May 2014
June 30	0.52	34,100	20,482	N/A	August 2014
September 30	0.55	37,539	21,664	N/A	November 2014
December 31	$0.58	$41,180	$22,845	N/A	February 2015
2015
March 31	$0.61	$52,222	$29,827	N/A	May 2015
June 30 (a)	0.64	56,464	31,293	$0.04739	August 2015
September 30	0.675	62,396	33,790	0.104	November 2015
December 31	$0.71	$72,575	$39,553	$0.122	February 2016
2016
March 31	$0.745	$78,093	$41,587	$0.134	May 2016
June 30	0.78	86,595	45,840	0.15	August 2016
September 30	0.815	92,208	47,898	0.165	November 2016
December 31 (b)	$0.85	$97,822	$49,955	$0.177	February 2017

(a)
The initial cash distribution to EQGP’s unitholders for the second quarter of 2015 of $0.04739 per common unit was pro-rated for the 47 days from the date of the closing of EQGP's IPO on May 15, 2015 to June 30, 2015.

(b)
On January 19, 2017, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the fourth quarter of 2016 of $0.85 per common unit. The cash distribution will be paid on February 14, 2017 to unitholders of record at the close of business on February 3, 2017. Cash distributions to EQGP will be approximately $47.9 million consisting of: $18.5 million related to its limited partner interest, $1.8 million related to its general partner interest and $27.6 million related to its IDRs in EQM.

On January 19, 2017, the Board of Directors of the EQGP General Partner declared a cash distribution to EQGP's unitholders for the fourth quarter of 2016 of $0.177 per common unit, or approximately $47.1 million. The distribution will be paid on February 23, 2017 to unitholders of record at the close of business on February 3, 2017.

8.    Consolidated Variable Interest Entity

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

EQGP's only cash-generating assets consist of its partnership interests in EQM. As a result, EQGP's results of operations do not differ materially from the results of operations of EQM. The key risks associated with EQM's operations are:

•	EQM depends on EQT for a substantial majority of its revenues and future growth; therefore, EQM is indirectly subject to the business risks of EQT;

•
EQM's natural gas gathering, transmission and storage services are subject to extensive regulation by federal, state and local regulatory authorities and subject to stringent environmental laws and regulations, which may expose EQM to significant costs and liabilities;

•
Certain of the services EQM provides on its transmission and storage system are subject to long-term, fixed-price "negotiated rate" contracts that are not subject to adjustment, even if EQM's cost to perform such services exceeds the revenues received from such contracts, and, as a result, EQM's costs could exceed its revenues received under such contracts; and

•	Expanding EQM’s business by constructing new midstream assets subjects EQM to risks. If EQM does not complete these expansion projects, its future growth may be limited.

See further discussion of the impact that EQGP's involvement in EQM has on EQGP's financial position, results of operations and cash flows included in Note 1 contained herein. For a discussion of related party transactions, see Note 5 contained herein.

The following table presents amounts included in EQGP's consolidated balance sheets that were for the use or obligation of EQM as of December 31, 2016 and 2015.

Classification	December 31, 2016	December 31, 2015
	(Thousands)
Assets:
Cash and cash equivalents	$60,368	$360,956
Accounts receivable	20,662	17,790
Accounts receivable – affiliate	81,358	80,507
Other current assets	9,671	2,203
Net property, plant and equipment	2,578,834	2,097,714
Investments in unconsolidated entities	184,562	77,025
Preferred Interest in EES	119,126	124,317
Other assets	$21,259	$72,846
Liabilities:
Accounts payable	$35,830	$42,639
Due to related party	19,027	47,563
EQM credit facility borrowings	—	299,000
Capital contribution payable to MVP Joint Venture	11,471	—
Accrued interest	12,016	8,753
Accrued liabilities	8,648	6,812
Deferred income taxes	—	84,099
Long-term debt	985,732	493,401
Other long-term liabilities	$9,562	$7,834

9.    Debt

The following table presents EQGP and EQM's outstanding debt as of December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
	Principal	Carrying Value	Fair Value(a)	Principal	Carrying Value	Fair Value(a)
	(Thousands)
EQGP Working Capital Facility	$84	$84	$84	$65	$65	$65
EQM $750 Million Facility	—	—	—	299,000	299,000	299,000
EQM 364-Day Facility	—	—	—	N/A	N/A	N/A
EQM 4.00% Senior Notes due 2024	500,000	494,170	493,125	$500,000	$493,401	$414,125
EQM 4.125% Senior Notes due 2026	$500,000	$491,562	$488,460	N/A	N/A	N/A

(a)	See Note 1 for a discussion of fair value measurements.

EQGP Working Capital Facility. In connection with the closing of EQGP's IPO, EQGP entered into a Working Capital Loan Agreement with EQT (the Working Capital Facility) which provides for interest bearing loans of up to $50 million outstanding at any one time and matures on the earlier of February 18, 2019 or at least 90 days after EQT gives notice of termination. The credit facility does not contain any covenants other than the obligation to pay accrued interest on outstanding borrowings. EQGP’s obligations under the revolving portion of the credit facility are unsecured.

During 2016 and 2015, the maximum amount of EQGP’s outstanding borrowings at any time was approximately $0.2 million and $0.7 million, respectively, the average daily balance of borrowings outstanding was approximately $0.1 million and $0.3 million, respectively, and interest was incurred on the borrowings at weighted average annual interest rates of 2.0% and 1.7%, respectively. Amounts outstanding under the Working Capital Facility are included in due to related party on the consolidated balance sheets.

EQM $750 Million Facility. EQM has a $750 Million Facility that expires in February 2019. The $750 Million Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the $750 Million Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $250 million. In addition, the $750 Million Facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. Further, EQM has the ability to request that one or more lenders make term loans to it under the $750 Million Facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. EQM’s obligations under the revolving portion of the $750 Million Facility are unsecured.

EQM is not required to maintain compensating bank balances under the $750 Million Facility. EQM’s debt issuer credit ratings, as determined by Standard and Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings Service on its non-credit-enhanced, senior unsecured long-term debt, determine the level of fees associated with its $750 Million Facility in addition to the interest rate charged by the counterparties on any amounts borrowed against the lines of credit; the lower EQM’s debt credit rating, the higher the level of fees and borrowing rate.

During 2016, 2015 and 2014, the maximum amount outstanding on EQM's $750 Million Facility at any time was $401 million, $404 million and $450 million, respectively, the average daily balance of borrowings outstanding was approximately $77 million, $261 million and $119 million, respectively, and interest was incurred on the borrowings at weighted average annual interest rates of 2.0%, 1.7% and 1.7%, respectively. For the years ended December 31, 2016, 2015 and 2014, commitment fees of $1.6 million, $1.2 million and $1.4 million, respectively, were paid to maintain credit availability under EQM's $750 Million Facility.

EQM’s $750 Million Facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The most significant covenants and events of default under the $750 Million Facility relate to maintenance of a permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the $750

Million Facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).

EQM 364-Day Facility. On October 26, 2016, EQM entered into a $500 million, 364-day, uncommitted revolving loan agreement with EQT. The 364-Day Facility will mature on October 25, 2017 and will automatically renew for successive 364-day periods unless EQT delivers a non-renewal notice at least 60 days prior to the then current maturity date. EQM may terminate the 364-Day Facility at any time by repaying in full the unpaid principal amount of all loans together with interest thereon. The 364-Day Facility is available for general partnership purposes and does not contain any covenants other than the obligation to pay accrued interest on outstanding borrowings. Interest will accrue on any outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under the $750 Million Facility, or a successor revolving credit facility, less the sum of (i) the then applicable commitment fee under the $750 Million Facility and (ii) 10 basis points. There were no amounts outstanding at any time on the 364-Day Facility in 2016.

EQM 4.00% Senior Notes. During the third quarter of 2014, EQM issued 4.00% Senior Notes due August 1, 2024 in the aggregate principal amount of $500 million. Net proceeds from the offering were used to repay the outstanding borrowings under the $750 Million Facility at that time and for general partnership purposes. The 4.00% Senior Notes contain covenants that limit EQM’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM’s assets.

EQM 4.125% Senior Notes. During the fourth quarter of 2016, EQM issued 4.125% Senior Notes due December 1, 2026 in the aggregate principal amount of $500 million. Net proceeds from the offering of $491.4 million were used to repay the outstanding borrowings under the $750 Million Facility at that time and for general partnership purposes. The 4.125% Senior Notes contain covenants that limit EQM’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM’s assets.

As of December 31, 2016, EQGP and EQM were in compliance with all debt provisions and covenants.

10.    Equity-Based Compensation Plan

The EQGP General Partner has granted EQGP common unit-based phantom units that vested upon grant to the independent directors of the EQGP General Partner. The value of the phantom units will be paid in EQGP common units upon the director’s termination of service on the EQGP's General Partner’s Board of Directors. EQGP accounted for these awards as equity awards and as such recorded compensation expense for the fair value of the awards at the grant date fair value. A total of 11,449 independent director unit-based awards, including accrued distributions, were outstanding as of December 31, 2016. A total of 8,270 and 2,910 unit-based awards were granted to the independent directors during the years ended December 31, 2016 and 2015, respectively. The weighted average fair value of these grants, based on EQGP’s common unit price on the grant date, was $21.57 and $28.77 for the years ended December 31, 2016 and 2015, respectively.

The EQM General Partner has granted EQM common unit-based phantom units that vested upon grant to the independent directors of the EQM General Partner. The value of the phantom units will be paid in EQM common units upon the director’s termination of service on the EQM General Partner’s Board of Directors. EQM accounted for these awards as equity awards and recorded compensation expense for the fair value of the awards at the grant date fair value. A total of 17,760 independent director unit-based awards, including accrued distributions, were outstanding as of December 31, 2016. A total of 2,610, 2,220 and 2,580 unit-based awards were granted to the independent directors during the years ended December 31, 2016, 2015 and 2014, respectively. The weighted average fair value of these grants, based on EQM’s common unit price on the grant date, was $75.46, $88.00 and $58.79 for the years ended December 31, 2016, 2015 and 2014, respectively.

EQGP or EQM common units to be delivered pursuant to vesting of the equity-based awards may be common units acquired by the EQGP General Partner or the EQM General Partner in the open market or from any other person, issued directly by EQGP or EQM or any combination of the foregoing.

11.    Income Taxes

As a result of its limited partnership structure following EQGP's IPO, EQGP is not subject to federal and state income taxes. In the second quarter of 2015, approximately $164.6 million of net current and deferred income taxes were eliminated through equity related to EQGP's IPO. Subsequent to May 15, 2015, for federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by EQGP flow through to EQGP's unitholders; accordingly, EQGP does not record a provision for income taxes.

As discussed in Note 2, the October 2016 Acquisition, NWV Gathering Acquisition and Jupiter Acquisition were transactions between entities under common control for which the consolidated financial statements of EQM have been retrospectively recast to reflect the combined entities. Accordingly, the income tax effects associated with these operations prior to acquisition are reflected in the consolidated financial statements as they were previously part of EQT’s consolidated federal tax return. EQGP's Predecessor was also included in EQT's consolidated income tax return for federal and state tax purposes prior to EQGP's IPO. As a result, in addition to EQM's historic income tax provision, the accompanying consolidated financial statements also include the income taxes incurred by the EQGP Predecessor for the period prior to EQGP's IPO. EQT's consolidated federal income tax was allocated among the group’s members on a separate return basis with tax credits allocated to the members generating the credits. During the year ended December 31, 2016, net current and deferred income tax liabilities of approximately $94.0 million were eliminated through equity related to AVC, Rager and the Gathering Assets.

The components of income tax expense for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014
	(Thousands)
Current:
Federal	$886	$204,120	$357,691
State	487	17,346	30,824
Subtotal	1,373	221,466	388,515
Deferred:
Federal	8,302	(203,601)	(289,672)
State	472	(15,539)	(19,708)
Subtotal	8,774	(219,140)	(309,380)
Total	$10,147	$2,326	$79,135

Income tax expense differed from amounts computed at the federal statutory rate of 35% on pre-tax book income from continuing operations as follows:

	Years Ended December 31,
	2016	2015	2014
	(Thousands)
Tax at statutory rate	$190,799	$152,714	$113,763
Post-IPO income not subject to income taxes	(181,419)	(88,862)	(697)
Pre-IPO income not subject to income taxes	—	(27,051)	(43,409)
State income taxes	623	1,175	10,171
Regulatory assets	132	(35,685)	—
Other	12	35	(693)
Income tax expense	$10,147	$2,326	$79,135

Effective tax rate	1.9%	0.5%	24.3%

For the year ended December 31, 2015, a tax benefit was realized by EQT in connection with a partial like-kind exchange of assets that resulted in tax deferral for EQT associated with AVC. The deferred taxes were eliminated through equity in 2016 along with the other current and deferred taxes associated with the October 2016 Acquisition. The fluctuations in income tax expense resulted primarily from the EQGP IPO, the tax benefit realized by EQT in 2015 and the change in the tax status of AVC, Rager and the Gathering Assets in 2016, NWV Gathering in 2015 and Jupiter in 2014.

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

EQGP's historical uncertain tax positions related to the October 2016 Acquisition, NWV Gathering Acquisition and Jupiter Acquisition were immaterial. Additionally, EQT has indemnified EQM for these historical tax positions; therefore, EQGP does not anticipate any future liabilities arising from these uncertain tax positions.

The following table summarizes the source and tax effects of temporary differences between financial reporting and tax basis of assets and liabilities:

December 31,
2015
(Thousands)
Total deferred income tax liabilities:
Property, plant and equipment tax deductions in excess of book deductions	$61,665
Regulatory assets	22,434
Total net deferred income tax liabilities	$84,099

The deferred tax liabilities principally consisted of temporary differences between financial and tax reporting for EQM’s property, plant and equipment for AVC, Rager and the Gathering Assets and EQM's regulatory assets for AVC prior to their ownership by EQM. The deferred tax assets and liabilities were eliminated in connection with the October 2016 Acquisition.

EQT has indemnified EQM from and against any losses suffered or incurred by EQM and related to or arising out of or in connection with any federal, state or local income tax liabilities attributable to the ownership or operation of EQM's assets prior to the acquisition of such assets from EQT. Therefore, EQGP does not anticipate any future liabilities arising from the historical deferred tax liabilities.

12.    Preferred Interest in EES

In the second quarter of 2015, EQM acquired the Preferred Interest in EES from EQT. At that time, EES was determined to be a variable interest entity because it has insufficient equity to finance its activities. EQM was not the primary beneficiary because it did not have the power to direct the activities of EES that most significantly impact its economic performance. The Preferred Interest was determined to be a cost method investment as EQM did not have the ability to exercise significant influence over operating and financial policies of EES and was recorded at historical cost.

In conjunction with the October 2016 Acquisition, the operating agreement of EES was amended to provide for mandatory redemption of the Preferred Interest at the end of the preference period, which is expected to be December 31, 2034. As a result of this amendment, EQM's investment in EES converted to a note receivable for accounting purposes effective October 1, 2016. This conversion did not impact the carrying value of this instrument; however, distributions from EES subsequent to the amendment were recorded partly as a reduction in the Preferred Interest and partly as interest income, which is included in net interest expense in the accompanying statements of consolidated operations. Distributions received from EES prior to this amendment were included in other income in the accompanying statements of consolidated operations. As of December 31, 2016, the carrying value of the Preferred Interest was $123.3 million with $4.2 million included in other current assets in the consolidated balance sheets.

13.    Regulatory Assets and Liabilities

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

	As of December 31,
	2016	2015
	(Thousands)
Regulatory assets:
Deferred taxes (a)	$13,901	$70,504
Other recoverable costs (b)	4,989	309
Total regulatory assets	$18,890	$70,813

Regulatory liabilities:
On-going post-retirement benefits other than pensions (c)	$6,744	$5,596
Other reimbursable costs (d)	691	866
Total regulatory liabilities	$7,435	$6,462

(a)
At December 31, 2015 the regulatory assets included a regulatory asset recorded in connection with the tax benefit discussed in Note 11 which was eliminated through equity at the time of the October 2016 Acquisition. The remaining regulatory asset for deferred taxes primarily related to deferred income taxes recoverable through future rates on a historical deferred tax position and the equity component of AFUDC. EQM expects to recover the amortization of the deferred tax position ratably over the corresponding life of the underlying assets that created the difference. Taxes on the equity component of AFUDC and the offsetting deferred income taxes will be collected through rates over the depreciable lives of the long-lived assets to which they relate. The amounts established for deferred taxes were primarily generated before EQM's tax status changed in July 2012 when EQM was included as part of EQT’s consolidated federal tax return.

(b)	At December 31, 2016, regulatory assets associated with other recoverable costs primarily related to the costs associated with the pension termination discussed in Note 14.

(c)
EQM defers expenses for on-going post-retirement benefits other than pensions which are subject to recovery in approved rates.  The regulatory liability reflects lower cumulative actuarial expenses than the amounts recovered through rates.

(d)
Regulatory liabilities associated with other reimbursable costs primarily related to the storage retainage tracker on the AVC system. EQM defers the monthly over or under recovery of storage retainage gas on the AVC system and annually returns the excess to or recovers the deficiency from customers.

14.    Pension and Other Postretirement Benefit Plans

Neither EQGP nor EQM have employees. Employees of EQT operate EQM’s assets. EQT charges EQM for the payroll and benefit costs associated with these individuals and for retirees of Equitrans, the owner of EQM's FERC-regulated transmission, storage and gathering systems. EQT carries the obligations for pension and other employee-related benefits in its financial statements.

Equitrans’ retirees participated in the EQT Corporation Retirement Plan for Employees (the Retirement Plan), a defined benefit pension plan that was previously sponsored by EQT. Excluding the pension termination settlement payments described below, for the years ended December 31, 2016, 2015 and 2014, EQM reimbursed EQT approximately $1.9 million, $0.4 million and $0.2 million, respectively, for the funding of the Retirement Plan and was allocated $0.1 million, $0.5 million and $0.5 million, respectively, of the expenses associated with the Retirement Plan.

EQT terminated the Retirement Plan effective December 31, 2014. On March 2, 2016, the IRS issued a favorable determination letter for the termination of the Retirement Plan. On June 28, 2016, EQT purchased annuities from and transferred the Retirement Plan assets and liabilities to American General Life Insurance Company. In the third quarter of 2016, EQM reimbursed EQT approximately $5.2 million for its proportionate share of such funding related to retirees of Equitrans. The settlement charge is expected to be recoverable in FERC approved rates and thus was recorded as a regulatory asset that will be amortized for rate recovery purposes over a period of 16 years.

EQM contributes to a defined contribution plan sponsored by EQT. The contribution amount is a percentage of allocated base salary. In 2016, 2015 and 2014, EQM was charged its contribution percentage through the EQT payroll and benefit costs discussed in Note 5.

EQM recognizes expenses for ongoing post-retirement benefits other than pensions, which are subject to recovery in the approved rates. Expenses recognized by EQM for the years ended December 31, 2016, 2015 and 2014 for ongoing post-retirement benefits other than pensions were approximately $1.2 million each year.

15.    Concentrations of Credit Risk

EQM's gathering and transmission and storage operations provide services to utility and end-user customers located in the northeastern United States. EQM also provides services to customers engaged in commodity procurement and delivery, including large industrial, utility, commercial and institutional customers and certain marketers primarily in the Appalachian and mid-Atlantic regions. For the years ended December 31, 2016, 2015 and 2014, EQT accounted for approximately 75%, 73% and 69%, respectively, of EQM’s total revenues. Additionally, for the years ended December 31, 2016, 2015 and 2014, PNG Companies, LLC and its affiliates accounted for approximately 12%, 14% and 16% of EQM's total revenues, respectively.

Approximately 47% and 42% of third party accounts receivable balances of $20.7 million and $17.8 million as of December 31, 2016 and 2015, respectively, represent amounts due from marketers. EQM manages the credit risk of sales to marketers by limiting EQM’s dealings to those marketers meeting specified criteria for credit and liquidity strength and by actively monitoring these accounts. EQM may request a letter of credit, guarantee, performance bond or other credit enhancement from a marketer in order for that marketer to meet EQM’s credit criteria. EQM did not experience any significant defaults on accounts receivable during the years ended December 31, 2016, 2015 and 2014.

16.    Commitments and Contingencies

EQGP is not currently party to any legal proceedings.

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

See Note 6 for discussion of the MVP Joint Venture guarantee.

17.    Interim Financial Information (Unaudited)

The following quarterly summary of operating results reflects variations due primarily to the seasonal nature of the transmission and storage business by quarter for the years ended December 31, 2016 and 2015.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Thousands, except per unit amounts)
2016
Operating revenues	$185,786	$178,042	$176,772	$195,014
Operating income	136,163	128,255	125,634	133,932
Net income	135,779	131,087	133,086	135,042
Net income attributable to EQT GP Holdings, LP	$57,992	$58,343	$60,250	$57,594
Net income per limited partner unit: (a)
Basic and diluted	$0.19	$0.19	$0.20	$0.22
2015
Operating revenues	$159,246	$149,297	$153,680	$170,713
Operating income	115,602	103,162	105,975	124,241
Net income	87,494	126,831	100,039	119,636
Net income attributable to EQT GP Holdings, LP	$39,753	$70,642	$44,395	$52,813
Net income per limited partner unit: (a)
Basic and diluted	N/A	$0.08	$0.14	$0.17

(a)	Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, EQGP's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the EQGP General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. EQGP’s internal control system is designed to provide reasonable assurance to the management and Board of Directors of the EQGP General Partner regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of the EQGP General Partner assessed the effectiveness of EQGP’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that EQGP maintained effective internal control over financial reporting as of December 31, 2016.

Ernst & Young LLP (Ernst & Young), the independent registered public accounting firm that audited EQGP’s consolidated financial statements, has issued an attestation report on EQGP’s internal control over financial reporting. Ernst & Young’s attestation report on EQGP’s internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.

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

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of EQGP’s General Partner

EQGP is managed and operated by the directors and officers of the EQGP General Partner. Through its ownership and control of the EQGP General Partner, EQT appoints the directors of the EQGP General Partner. Unitholders are not entitled to elect the directors of the EQGP General Partner or directly or indirectly participate in EQGP’s management or operations. The Board of Directors of the EQGP General Partner (Board) has seven directors, of which three members are independent as defined under the independence standards established by the New York Stock Exchange (NYSE) and the Securities Exchange Act of 1934, as amended (Exchange Act). The NYSE does not require a publicly traded limited partnership like EQGP to have a majority of independent directors on the board of directors of its general partner or to establish a compensation or a nominating and corporate governance committee.

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

The executive officers and directors of the EQGP General Partner as of February 9, 2017 are as follows:

Name	Age	Position with EQT GP Services, LLC
Kimberly T. Fleming	58	Director
Lewis B. Gardner	59	Director
Mark S. Lewis	50	Director
Robert J. McNally	46	Director, Senior Vice President and Chief Financial Officer
David L. Porges	59	Chairman, President and Chief Executive Officer
Steven T. Schlotterbeck	51	Director
Jimmi Sue Smith	44	Chief Accounting Officer
Stephen A. Thorington	61	Director

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

Mr. Lewis was appointed as a director of the EQGP General Partner in April 2016. Mr. Lewis has served as the President and Chief Executive Officer of the POISE Foundation, a Pittsburgh-based charitable foundation, since 2002. From 1989 to 2002, Mr. Lewis held various positions with Ernst & Young LLP and Price Waterhouse LLP.

Mr. Lewis’ service as President and Chief Executive Officer of the POISE Foundation provides senior management, community affairs and leadership experience. Moreover, Mr. Lewis obtained deep accounting and business experience during his career in public accounting. Mr. Lewis utilizes his senior management, business and accounting experience to provide valuable insights regarding business and accounting issues facing EQGP.

Mr. McNally was appointed as a director and as Senior Vice President and Chief Financial Officer of the EQGP General Partner in March 2016. Mr. McNally has served as a director and as Senior Vice President and Chief Financial Officer of the EQM General Partner and as Senior Vice President and Chief Financial Officer of EQT since March 2016. Mr. McNally served as Executive Vice President and Chief Financial Officer of Precision Drilling Corporation (a publicly traded drilling services company) from July 2010 to March 2016.

Mr. McNally brings deep energy industry management, finance and operational experience to the Board, having served as Executive Vice President and Chief Financial Officer of Precision Drilling Corporation from July 2010 to March 2016. Mr. McNally also brings strong capital markets and mergers and acquisitions experience to the Board, having previously served as an investment banker with Simmons & Company International. Mr. McNally began his career with Schlumberger Limited, working in operations and sales. Mr. McNally’s experiences enable him to provide insight to the Board with respect to accounting matters, financial markets, financing transactions, mergers and acquisitions and energy company operations.

Mr. Porges was appointed as Chairman of the Board and as President and Chief Executive Officer of the EQGP General Partner in January 2015. Mr. Porges has served as the Chairman, President and Chief Executive Officer of the EQM General Partner since January 2012. Mr. Porges is currently the Chairman and Chief Executive Officer of EQT and has held such positions since December 2015. Mr. Porges was Chairman, President and Chief Executive Officer of EQT from May 2011 to December 2015. As previously disclosed in EQGP's and EQM's respective Form 8-Ks filed with the SEC on January 23, 2017, Mr. Porges will cease to be President and Chief Executive Officer of the EQGP and EQM General Partners effective March 1, 2017. As previously disclosed in EQT’s Form 8-K filed with the SEC on December 13, 2016, Mr. Porges will cease to be Chief Executive Officer of EQT effective March 1, 2017, at which time he will become Executive Chairman of EQT.

Mr. Porges brings extensive business, leadership, management and financial experience, as well as tremendous knowledge of EQGP’s and EQM's operations, culture and industry, to the Board. Mr. Porges has served in a number of senior management positions with EQT since joining EQT as Senior Vice President and Chief Financial Officer in 1998. He has also served as a member of EQT’s board since May 2002. Prior to joining EQT, Mr. Porges held various senior positions within the investment banking industry and also held several managerial positions with Exxon Corporation (now, Exxon Mobil Corporation, an international oil and gas company). Mr. Porges served on the board of directors of Westport Resources Corp. (an oil and natural gas production company that is now part of Anadarko Petroleum Corporation) from April 2000 through 2004. Mr. Porges' strong financial and industry experience, along with his understanding of EQGP’s and EQM’s business operations and culture, enable Mr. Porges to provide unique and valuable perspectives on most issues facing EQGP and EQM.

Mr. Schlotterbeck was appointed as a director of the EQGP General Partner in January 2015. Mr. Schlotterbeck has served as a director of the EQM General Partner since January 2017. As previously disclosed in EQGP's and EQM's respective Form 8-Ks filed with the SEC on January 23, 2017, Mr. Schlotterbeck will become President and Chief Executive Officer of the EQGP and EQM General Partners effective March 1, 2017. Mr. Schlotterbeck is currently the President and President, Exploration and Production of EQT and has held such position since December 2015. Mr. Schlotterbeck has also served as a director of EQT since January 1, 2017. Mr. Schlotterbeck was Executive Vice President and President, Exploration and Production from December 2013 to December 2015 and Senior Vice President and President, Exploration and Production from April 2010 to December 2013. As previously disclosed in EQT’s Form 8-K filed with the SEC on December 13, 2016, Mr. Schlotterbeck will become President and Chief Executive Officer of EQT effective March 1, 2017.

Mr. Schlotterbeck brings extensive business, senior management and natural gas industry experience to the Board, having held various senior management and petroleum engineering positions within the energy industry over the past 28 years. Since 2008, Mr. Schlotterbeck has led EQT's production business. In his role, Mr. Schlotterbeck is responsible for, among other things, executing EQT's natural gas production growth strategy. Mr. Schlotterbeck's extensive industry knowledge and senior management experience enables him to bring valuable perspectives regarding the natural gas industry and business management issues.

Ms. Smith was appointed as Chief Accounting Officer of the EQGP General Partner in September 2016. Ms. Smith has also served as the Chief Accounting Officer of the EQM General Partner and EQT since September 2016. Ms. Smith served as Vice President and Controller of EQT’s midstream and commercial businesses from March 2013 to September 2016; as Vice President and Controller of EQT’s midstream business from January 2013 to March 2013; and as Vice President and Controller of EQT’s commercial group from September 2011 to January 2013.

Stephen A. Thorington was appointed as a director of the EQGP General Partner in April 2015. Mr. Thorington has served as an independent director of EQT since September 2010. Mr. Thorington served as a director of QRE GP, LLC, the general partner of QR Energy, LP, an oil and natural gas production master limited partnership, from January 2011 through the acquisition of QR Energy, LP by Breitburn Energy Partners LP during November 2014. Mr. Thorington also served as a director of KMG Chemicals, Inc., a diversified chemical company, from May 2007 through December 2014, at which time he retired from the board at the conclusion of his then-current term. Prior to that, Mr. Thorington served as the Executive Vice President and Chief Financial Officer of Plains Exploration & Production Company, an energy company engaged in the upstream oil and gas business (now part of Freeport-McMoRan Inc.), from September 2002 through April 2006.

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

Meetings of Non-Management Directors and Communications with Directors

At least annually, the independent directors of the EQGP General Partner meet in executive session without management participation or participation by non-independent directors. Mr. Thorington, as the Chairman of the Audit Committee, serves as the presiding director for such executive sessions. The presiding director may be contacted by mail or courier service c/o EQT GP Services, LLC, 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222, Attn: Presiding Director or by email at presidingdirector@eqtgpservices.com.

Committees of the Board of Directors

The Board has two standing committees: an Audit Committee and a Conflicts Committee. The NYSE does not require a publicly traded limited partnership like EQGP to have a majority of independent directors on the board of directors of its general partner or to establish a compensation or a nominating and corporate governance committee.

 Audit Committee

The EQGP General Partner is required by the NYSE to have an Audit Committee of at least three members and all of the Audit Committee members must meet the independence and experience requirements established by the NYSE and the Exchange Act.

The Audit Committee consists of Messrs. Thorington (Chairman) and Lewis and Ms. Fleming. Each member of the Audit Committee satisfies the independence requirements established by the NYSE and the Exchange Act and is financially literate.  Additionally, the Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” as such term is defined under the Securities and Exchange Commissions' (SEC’s) regulations. This designation is a disclosure requirement of the SEC related to each Audit Committee member’s experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose upon the Audit Committee members any duties, obligations or liabilities that are greater than those generally imposed on them as members of the Audit Committee and the Board.  As audit committee financial experts, each member of the Audit Committee also has the accounting or related financial management expertise required by the NYSE rules.

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

Conflicts Committee

The Conflicts Committee consists of Ms. Fleming (Chairman) and Mr. Lewis. The Conflicts Committee, upon request by the EQGP General Partner, determines whether certain transactions, which may be deemed conflicts of interest, are in the best interests of EQGP. EQGP’s partnership agreement does not require that the EQGP General Partner seek the approval of the Conflicts Committee for the resolution of any conflict. The members of the Conflicts Committee may not be officers or employees of the EQGP General Partner or directors, officers or employees of its affiliates, may not hold an ownership interest in the EQGP General Partner or its affiliates other than EQGP common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the EQGP General Partner or EQGP, and must meet the independence standards established by the NYSE and the Exchange Act to serve on the Audit Committee. Any matters approved by the Conflicts Committee in good faith will be deemed to be approved by all of EQGP’s partners and not a breach by the EQGP General Partner of any duties it may owe EQGP or its unitholders. Any unitholder challenging any matter approved by the Conflicts Committee will have the burden of proving that the members of the Conflicts Committee did not subjectively believe that the matter was in the best interests of EQGP. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where the EQGP General Partner (or any members of the Board including any member of the Conflicts Committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith.

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

 Based solely upon EQGP’s review of copies of filings or written representations from the reporting persons, EQGP believes that all reports for the executive officers and directors of the EQGP General Partner and persons who beneficially own more than 10% of EQGP’s common units that were required to be filed under Section 16(a) of the Exchange Act in 2016 were filed on a timely basis.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Because EQGP’s only cash-generating assets are partnership interests in EQM, EQGP expects that the executive officers of the EQGP General Partner, who are also executive officers of the EQM General Partner, will devote more of their time to EQM's business, as compared to EQGP’s business.  Neither the EQGP General Partner nor the EQM General Partner directly employs any of the persons responsible for managing their respective businesses. Rather, EQT employs all of the individuals who service EQGP’s and EQM's businesses, including the executive officers of the EQGP General Partner and EQM General Partner, and these individuals devote such portion of their productive time to EQGP’s and EQM's businesses and affairs as is required to manage and conduct EQGP’s and EQM's respective operations.

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

A discussion of EQT's compensation policies and programs as they apply to (a) Msses. Bone and Smith is set forth in EQM's annual report on Form 10-K for the year ended December 31, 2016 (EQM's 2016 Annual Report) and to (b) Messrs. Porges, McNally, Crawford and Conti will be set forth in EQT’s Proxy Statement for its 2017 Annual Shareholders Meeting (EQT’s 2017 Proxy Statement). Accordingly, please see EQM's 2016 Annual Report for the Compensation Discussion and Analysis with respect to the named executive officers of the EQM General Partner and EQT’s 2017 Proxy Statement for the Compensation Discussion and Analysis with respect to the named executive officers of EQT. EQM’s 2016 Annual Report will be available upon its filing on the SEC’s website at www.sec.gov and on EQM’s website at www.eqtmidstreampartners.com by clicking on the “Investors” link on the main page followed by the “SEC Filings” link. EQT’s 2017 Proxy Statement will be available upon its filing on the SEC’s website and on EQT’s website at www.eqt.com by clicking on the “Investors” link on the main page followed by the “SEC Filings” link. EQM’s 2016 Annual Report and EQT’s 2017 Proxy Statement will also be available free of charge upon request by a unitholder to the Corporate Secretary of the EQGP General Partner by mail or courier service c/o EQT GP Services, LLC, 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222, Attn: Corporate Secretary.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The board of directors of EQT GP Services, LLC includes:

David L. Porges
Steven T. Schlotterbeck
Kimberly T. Fleming
Lewis B. Gardner
Mark S. Lewis
Robert J. McNally
Stephen A. Thorington

Compensation Tables

The Summary Compensation Table below reflects the total compensation of the principal executive officer, the principal financial officer (including Philip P. Conti who was the principal financial officer through April 22, 2016 and Robert

J. McNally who was the principal financial officer for the balance of the year), the two other executive officers of the EQM General Partner who were serving as executive officers at the end of 2016 and Theresa Z. Bone who was Vice President, Finance and Chief Accounting Officer until September 9, 2016 (the named executive officers) for services rendered to all EQT-related entities, including EQM, the EQM General Partner, EQGP, the EQGP General Partner and EQT. The compensation information set forth in this Item 11, “Executive Compensation,” was provided by EQT.

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN COMPENSATION	ALL OTHER COMPENSATION	TOTAL
		($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	($)
David L. Porges President and Chief Executive Officer	2016	850,000	—	4,926,468	1,133,118	2,500,000	369,062	9,778,648
	2015	850,000	1,000,000	6,690,025	1,072,610	2,100,000	393,613	12,106,248
	2014	850,000	—	4,169,644	1,059,100	2,275,000	400,156	8,753,900
Robert J. McNally Senior Vice President and Chief Financial Officer	2016	323,550	500,000	3,008,725	692,265	660,000	53,837	5,238,377

Randall L. Crawford Executive Vice President and Chief Operating Officer	2016	463,501	—	1,524,254	350,658	940,000	217,021	3,495,434
	2015	460,905	500,000	2,936,499	471,630	900,000	200,457	5,469,491
	2014	448,461	—	2,150,834	547,350	962,500	204,558	4,313,703
Jimmi Sue Smith Chief Accounting Officer	2016	214,298	—	299,280	—	230,000	29,969	773,547

Philip P. Conti Former Senior Vice President and Chief Financial Officer	2016	431,400	—	—	—	115,000	178,645	725,045
	2015	426,516	500,000	2,517,402	403,970	780,000	183,881	4,811,769
	2014	404,846	—	1,843,334	469,475	840,000	178,022	3,735,677
Theresa Z. Bone Former Vice President, Finance and Chief Accounting Officer	2016	247,717	—	357,236	82,593	—	1,440,244	2,127,790
	2015	297,116	100,000	1,069,614	173,130	255,000	63,779	1,958,639
	2014	285,000	—	1,026,173	—	275,000	59,481	1,645,654

(1)   Each named executive officer’s annual base salary is paid over 26 equal pay periods each year.

(2)   Amounts for 2015 in this column reflect the total amount of each named executive officer’s bonus award in connection with the initial public offering of common units of EQGP. See “2015 Special Award” under the caption “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards Table” below for further discussion of the 2015 Special Award. With respect to Mr. McNally, this column reflects the cash portion of his signing bonus. See “McNally’s Signing Bonus - EQT Restricted Share Award and Cash” under the caption “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards Table” below for further discussion of Mr. McNally’s signing bonus.

(3)   This column reflects the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 for (i) performance units granted in the applicable year under the 2014 Incentive PSU Program, the 2015 Incentive PSU Program and the 2016 Incentive PSU Program, (ii) in the case of Mr. McNally, the restricted share portion of his signing bonus, and (iii) in the case of Ms. Smith, her restricted share award and the 2016 VDPSU Program, in each case using the assumptions described below. Each of the foregoing awards is described under the caption “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards Table” below. Pursuant to SEC rules, the amounts shown in the Summary Compensation Table for awards subject to performance conditions are based on the probable outcome as of the date of grant and exclude the impact of estimated forfeitures.

The 2014 Incentive PSU Program is a three-year program that provides EQT stock-based awards. Each individual listed above who was a named executive officer on January 1, 2014 was granted an award under the 2014 Incentive PSU Program on January 1, 2014. The vesting and payment of the awards is expected to occur in the first quarter of 2017. The performance period for the 2014 Incentive PSU Program was January 1, 2014 through December 31, 2016. The grant date fair values of the awards were: $4,169,644 for Mr. Porges; $2,150,834 for Mr. Crawford; $1,843,334 for Mr. Conti; and $494,675 for Ms. Bone. The grant date fair values were computed by multiplying the number of units awarded to each named executive officer (24,950 for Mr. Porges; 12,870 for Mr. Crawford; 11,030 for Mr. Conti; and 2,960 for Ms. Bone) by $167.12, the grant date fair value of each unit calculated using a Monte Carlo pricing model with the following assumptions: (i) risk-free rate of return: 0.78%; (ii) dividend yield: 0.46%; (iii) volatility: 31.38%; and (iv) term: three years. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these awards would have been: $5,241,247 for Mr. Porges; $2,703,601 for Mr. Crawford; $2,317,072 for Mr. Conti; and $621,807 for Ms. Bone.

The 2015 Incentive PSU Program is a three-year program that provides EQT stock-based awards. Each individual listed above who was a named executive officer on January 1, 2015 was granted an award under the 2015 Incentive PSU Program on January 1, 2015. The performance period for the 2015 Incentive PSU Program is January 1, 2015 through December 31, 2017. The grant date fair values of the awards were: $6,690,025 for Mr. Porges; $2,936,499 for Mr. Crawford; $2,517,402 for Mr. Conti; and $1,069,614 for Ms. Bone. The grant date fair values were computed by multiplying the number of units awarded to each named executive officer (47,410 for Mr. Porges; 20,810 for Mr. Crawford; 17,840 for Mr. Conti; and 7,580 for Ms. Bone) by $141.11, the grant date fair value of each unit calculated using a Monte Carlo pricing model with the following assumptions: (i) risk-free rate of return: 1.10%; (ii) dividend yield: 0.53%; (iii) volatility: 27.45%; and (iv) term: three years. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these awards would have been: $8,406,267 for Mr. Porges; $3,689,821 for Mr. Crawford; $3,163,210 for Mr. Conti; and $1,344,010 for Ms. Bone.

The 2016 Incentive PSU Program is a three-year program that provides EQT stock-based awards. Each named executive officer was granted an award under the 2016 Incentive PSU Program on January 1, 2016, with the exception of Mr. Conti who retired as Senior Vice President and Chief Financial Officer and therefore did not receive long-term incentive awards and Mr. McNally who was granted an award on March 21, 2016 upon his commencement of employment. The performance period for the 2016 Incentive PSU Program is January 1, 2016 through December 31, 2018. The grant date fair values of the awards were: $4,926,468 for Mr. Porges; $2,508,418 for Mr. McNally; $1,524,254 for Mr. Crawford; $70,600 for Ms. Smith; and $357,236 for Ms. Bone. The grant date fair values were computed by multiplying the number of units awarded to each named executive officer (69,780 for Mr. Porges; 35,530 for Mr. McNally; 21,590 for Mr. Crawford; 1,000 for Ms. Smith; and 5,060 for Ms. Bone) by $70.60, the grant date fair value of each unit calculated using a Monte Carlo pricing model with the following assumptions: (i) risk-free rate of return: 1.31%; (ii) dividend yield: 0%; (iii) volatility: 28.43%; and (iv) term: three years. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these awards would have been: $8,436,402 for Mr. Porges; $4,295,577 for Mr. McNally; $2,610,231 for Mr. Crawford; $120,900 Ms. Smith; and $611,754 Ms. Bone.

The 2016 VDPSU Program is a two-year program that provides EQT stock-based awards. Ms. Smith was granted an award under the 2016 VDPSU Program on January 1, 2016. No other named executive officer participates in the 2016 VDPSU Program. Fifty percent of the confirmed performance awards under the 2016 VDPSU Program are expected to vest and be paid out in cash in the first quarter of 2017, and the remainder of the confirmed performance awards are expected to vest and be paid out in cash in the first quarter of 2018. The performance period for the 2016 VDPSU Program was January 1, 2016 through December 31, 2016. The grant date fair value of the award was $52,130. The grant date fair value was computed by multiplying (i) the number of target units awarded to Ms. Smith (1,000) by (ii) $52.13, the closing stock price of EQT’s common stock on the date prior to the date of grant, by (iii) 1, the assumed performance multiple. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair value of this award would have been $156,390.

Mr. McNally was granted 7,900 restricted EQT shares on March 21, 2016 (the McNally EQT Restricted Share Award). The restricted shares are expected to vest upon the one-year anniversary of the grant date, contingent upon continued service upon such date. The grant date fair value of the award was $500,307. The grant date fair value was computed as the sum of the number of restricted shares awarded on the grant date, multiplied by the closing per share price of EQT common stock on the grant date, which closing price was $63.33 per share on March 21, 2016.

Ms. Smith was granted 2,500 restricted EQT shares on September 14, 2016 (the Smith EQT Restricted Share Award). The restricted shares are expected to vest on the three-year anniversary of the grant date, contingent upon continued service upon such date. The grant date fair value of the award was $176,550. The grant date fair value was computed as the sum of the number of restricted shares awarded on the grant date, multiplied by the closing per share price of EQT common stock on the grant date, which closing price was $70.62 per share on September 14, 2016.

See “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards Table” below for further discussion of the 2014 Incentive PSU Program, the 2015 Incentive PSU Program, the 2016 Incentive PSU Program, the 2016 VDPSU Program, the McNally EQT Restricted Share Award and the Smith EQT Restricted Share Award.

(4)   This column reflects the grant date fair values of EQT stock option awards granted on January 1, 2014, January 1, 2015, January 1, 2016 and March 21, 2016.

The grant date fair values of the 2014 EQT stock option awards were calculated by multiplying the number of shares underlying options awarded to the applicable named executive officer (47,600 for Mr. Porges; 24,600 for Mr. Crawford; and 21,100 for Mr. Conti) by $22.25, the grant date fair value of each option calculated using a Black-Scholes option pricing model with the following assumptions: (i) risk-free rate of return: 1.72%; (ii) dividend yield: 0.15%; (iii) volatility factor: 24.80%; and (iv) expected term: five years.

The grant date fair values of the 2015 EQT stock option awards were calculated by multiplying the number of shares underlying options awarded to the applicable named executive officer (53,900 for Mr. Porges; 23,700 for Mr. Crawford; 20,300 for Mr. Conti; and 8,700 for Ms. Bone) by $19.90, the grant date fair value of each option calculated using a Black-Scholes option pricing model with the following assumptions: (i) risk-free rate of return: 1.61%; (ii) dividend yield: 0.12%; (iii) volatility factor: 26.80%; and (iv) expected term: five years.

The grant date fair values of the 2016 EQT stock option awards (other than Mr. McNally’s) were calculated by multiplying the number of shares underlying options awarded to each named executive officer (78,200 for Mr. Porges; 24,200 for Mr. Crawford; and 5,700 for Ms. Bone) by $14.49, the grant date fair value of each option calculated using a Black-Scholes option pricing model with the following assumptions: (i) risk-free rate of return: 1.73%; (ii) dividend yield: 0.16%; (iii) volatility factor: 28.52%; and (iv) expected term: five years. The grant date fair value of the 2016 EQT option awards granted to Mr. McNally was calculated by multiplying the number of shares underlying options awarded to Mr. McNally (39,900) by $17.35, the grant date fair value of each option calculated using a Black-Scholes option pricing model with the following assumptions: (i) risk-free rate of return: 1.38%; (ii) dividend yield: 0.17%; (iii) volatility factor: 28.90%; and (iv) expected term: five years.

See “Option Awards - EQT 2014 Options,” “Option Awards - EQT 2015 Options” and “Option Awards - EQT 2016 Options” under the caption “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards Table” below for further discussion of the EQT 2014, 2015 and 2016 options.

(5)   This column reflects the dollar value of annual incentive compensation earned under the EQT Executive STIP for Messrs. Porges, McNally, Crawford and Conti and the EQT Regular STIP for Ms. Smith (each plan as defined and described under the caption “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards Table” below) for the applicable plan year. The awards were paid to the named executive officers in cash in the first quarter of the following year. See “Non-Equity Incentive Plan Compensation - EQT Executive STIP” and “Non-Equity Incentive Plan Compensation - EQT Regular STIP” under the caption “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards Table” below for further discussion of the EQT Executive STIP and EQT Regular STIP for the 2016 plan year.

(6)   This column includes the dollar value of premiums paid by EQT for group life, accidental death and dismemberment insurance, EQT’s contributions to the 401(k) plan and the 2006 Payroll Deduction and Contribution Program and perquisites. For 2016, these amounts were as follows:

	INSURANCE	401(K) CONTRIBUTIONS	2006 PAYROLL DEDUCTION AND CONTRIBUTION PROGRAM	PAYMENTS IN CONNECTION WITH TERMINATION	PERQUISITES (SEE BELOW)	TOTAL
NAME	($)	($)	($)	($)	($)	($)
David L. Porges	1,938	23,850	283,650	—	59,624	369,062
Robert J. McNally	739	15,900	3,513	—	33,685	53,837
Randall L. Crawford	1,058	23,850	116,865	—	75,248	217,021
Jimmi Sue Smith	554	19,287	—	—	10,128	29,969
Philip P. Conti	985	23,850	100,776	—	53,034	178,645
Theresa Z. Bone	513	21,671	—	1,384,837	33,223	1,440,244

Once 401(k) contributions for Messrs. Porges, McNally, Crawford and Conti reach the maximum level permitted under the 401(k) plan, EQT contributions are continued on an after-tax basis under the 2006 Payroll Deduction and Contribution Program through an annuity program offered by Fidelity Investments Life Insurance Co. Each year, EQT also contributes an amount equal to 11% of the annual incentive awards for each of Messrs. Porges, Crawford and Conti to such program. For Ms. Bone this also includes $1,382,937 in connection with her termination of employment for good reason under her agreements with EQT and $1,900 received under the executive alternative work arrangement.

The perquisites EQT provided to each named executive officer in 2016 are itemized below:

	CAR ALLOWANCE	COUNTRY AND DINING CLUB ANNUAL DUES	FINANCIAL PLANNING	PARKING	PHYSICAL	OTHER	TOTAL PERQUISITES
NAME	($)	($)	($)	($)	($)	($)	($)
David L. Porges	9,180	16,244	15,000	2,400	15,200	1,600	59,624
Robert J. McNally	6,969	10,195	—	—	8,867	7,654	33,685
Randall L. Crawford	9,060	13,984	11,700	2,400	7,600	30,504	75,248
Jimmi Sue Smith	—	—	4,500	1,705	3,800	123	10,128
Philip P. Conti	9,060	11,374	15,000	2,400	15,200	—	53,034
Theresa Z. Bone	7,143	10,480	7,500	2,400	5,700	—	33,223

The car allowance is an amount paid to the executive intended to cover the annual cost of acquiring, maintaining and insuring a car. The entire cost of country and dining club dues has been included in the table although EQT believes that only a portion of the cost represents a perquisite. Financial planning is the actual cost to EQT of providing to each executive financial planning and tax preparation services. The physical is the actual cost to EQT for providing the executive physical benefit, which includes preferred access to healthcare professionals and related services for each named executive officer and, in the case of Messrs. Porges, McNally, Crawford and Conti, their spouses. The other column reflects the actual cost to EQT in connection with travel assistance services procured by EQT for the benefit of Messrs. Porges and Crawford and their families. For Mr. Crawford this also includes $28,904, which is the cost of a flight chartered by EQT to attend an industry golf outing, which EQT believes provided valuable benefits to EQT but meets the SEC’s definition of a perquisite. For Mr. McNally this also includes certain amounts received related to his relocation to Pittsburgh. The named executive officers may use two tickets purchased by EQT to attend up to four sporting or other events when such tickets are not otherwise being used for business purposes. The costs of such tickets used for personal purposes are considered de minimis by EQT and are not included as perquisites in the Summary Compensation Table because there are no incremental costs to EQT associated with such use.

2016 Grants of Plan-Based Awards Table

				ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS; NUMBER OF SHARES OF STOCK OR UNITS	ALL OTHER OPTION AWARDS; NUMBER OF SECURITIES UNDERLYING OPTIONS	EXERCISE OR BASE PRICE OF OPTION AWARDS	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS
NAME	TYPE OF AWARD	GRANT DATE	APPROVAL DATE	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM
	(1)			($)	($) (2)	($) (2)	(#)	(#) (3)	(#) (3)	(#) (4)	(#)	($/SH)	($)
David L. Porges	PSU	1/1/2016	12/1/2015	—	—	—	—	69,780	209,340	—	—	—	4,926,468
	ESTIP	—	—	—	850,000	5,000,000	—	—	—	—	—	—	—
	SO	1/1/2016	12/1/2015	—	—	—	—	—	—	—	78,200	52.13	1,133,118
Robert J. McNally	PSU	3/21/2016	12/1/2015	—	—	—	—	35,530	106,590	—	—	—	2,508,418
	ESTIP	—	—	—	242,665	5,000,000	—	—	—	—	—	—	—
	SO	3/21/2016	12/1/2015	—	—	—	—	—	—	—	39,900	63.33	692,265
	RS	3/21/2016	3/7/2016	—	—	—	—	—	—	7,900	—	—	500,307
Randall L. Crawford	PSU	1/1/2016	12/1/2015	—	—	—	—	21,590	64,770	—	—	—	1,524,254
	ESTIP	—	—	—	385,000	5,000,000	—	—	—	—	—	—	—
	SO	1/1/2016	12/1/2015	—	—	—	—	—	—	—	24,200	52.13	350,658
Jimmi Sue Smith	PSU	1/1/2016	12/1/2015	—	—	—	—	1,000	3,000	—	—	—	70,600
	RSTIP	—	—	—	102,360	—	—	—	—	—	—	—	—
	RS	9/14/2016	9/14/2016	—	—	—	—	—	—	2,500	—	—	176,550
	VDPSU	1/1/2016	12/1/2015	—	—	—	—	1,000	3,000	—	—	—	52,130
Philip P. Conti	ESTIP	—	—	—	320,000	5,000,000	—	—	—	—	—	—	—

Theresa Z. Bone	PSU	1/1/2016	12/1/2015	—	—	—	—	5,060	15,180	—	—	—	357,236
	ESTIP	—	—	—	135,000	5,000,000	—	—	—	—	—	—	—
	SO	1/1/2016	12/1/2015	—	—	—	—	—	—	—	5,700	52.13	82,593

(1)	Type of Award:
PSU     =     2016 Incentive PSU Program Awards
ESTIP     =    EQT Executive STIP for the 2016 Plan Year
RSTIP     =    EQT Regular STIP for the 2016 Plan Year
SO     =     Stock Options
RS    =    Restricted Shares
VDPSU    =    2016 Value Driver Performance Share Unit Program

(2) These columns reflect the annual incentive award target and maximum amounts payable under the EQT Executive STIP (for Messrs. Porges, McNally, Crawford and Conti and Ms. Bone) and the headquarters portion of the EQT Regular STIP (for Ms. Smith) for the 2016 plan year. Under the EQT Executive STIP, a formula based on adjusted 2016 EQT EBITDA compared to EQT’s business plan establishes the maximum payment from which the EQT MDC Committee typically exercises its discretion downward in determining the actual payment. The payout amounts could range from no payment, to the percentage of base salary identified as the target annual incentive award (target), to $5 million (maximum). See “Non-Equity Incentive Plan Compensation - EQT Executive STIP” under the caption “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards Table” below for further discussion of the EQT Executive STIP for the 2016 plan year. Under the headquarters portion of the EQT Regular STIP, a formula based on adjusted 2016 EQT EBITDA compared to EQT’s business plan establishes 60% of the incentive pool and performance on business unit value drivers establish the remaining 40% of the incentive pool. Individual participants are given an incentive target annually. The minimum payment under the EQT Regular STIP is zero and there is no maximum payment.

(3) These columns reflect the target and maximum number of units payable under the 2016 Incentive PSU Program and the 2016 VDPSU Program. Under the 2016 Incentive PSU Program, the performance measures are EQT’s total shareholder return (TSR) over the period January 1, 2016 through December 31, 2018, as ranked among the comparably measured TSR of the applicable peer group, and EQT’s compound annual production sales volume growth. The payout amounts for the 2016 Incentive PSU Program could range from 0% of units granted, to 100% of units granted (target), to 300% of units granted (maximum), dependent upon the satisfaction of the performance measures over the performance period. Under the 2016 VDPSU Program, the performance metric is adjusted 2016 EQT EBITDA compared to EQT’s business plan. The 2016 VDPSU Program payout amounts could range from 0% of awards granted, to 100% of awards granted (target), to 300% of awards granted (maximum), dependent upon adjusted 2016 EQT EBITDA compared to EQT’s 2016 business plan. See “Stock Awards - 2016 Incentive PSU Program” and “Stock Awards - EQT Value Driver Performance Share Unit Award Program (2016 VDPSU Program)” under the caption “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards Table” below for further discussion of the 2016 Incentive PSU Program and the 2016 VDPSU Program.

(4) This column reflects the number of time-based restricted share units granted to Mr. McNally under the McNally EQT Restricted Share Award and to Ms. Smith under the Smith EQT Restricted Share Award. See “McNally’s Signing Bonus - EQT Restricted Share Award and Cash” and “Smith EQT Restricted Share Award” under the caption “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards Table” below for further discussion of the McNally EQT Restricted Share Award and the Smith EQT Restricted Share Award.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND 2016 GRANTS OF PLAN-BASED AWARDS TABLE

Set forth below is a discussion of the material elements of compensation paid to our named executive officers as reflected in the Summary Compensation Table and the 2016 Grants of Plan-Based Awards Table. This discussion should be read in conjunction with the Summary Compensation Table and the 2016 Grants of Plan-Based Awards Table above.

This “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards Table” contains statements regarding future EQT performance targets and goals. These targets and goals are disclosed in the limited context of EQT’s compensation programs, may have been established one or more years ago, and should not be understood to be statements of management’s expectations or estimates of future company results or other guidance. EQGP specifically cautions investors not to apply these statements to other contexts.

The “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards Table” contains references to EQT’s adjusted EBITDA, a financial measure that has not been calculated in accordance with GAAP.  Please see Appendix B to EQT’s 2017 Proxy Statement for a reconciliation of EQT’s 2016 and 2015 adjusted EBITDA to net income, the most directly comparable GAAP financial measure, as well as other important disclosures regarding non-GAAP financial measures.

Base Salary

The base salary for each named executive officer reflected in the Summary Compensation Table above is the base salary actually earned and reflects a proportionate amount of any increase made during the applicable year.

Non-Equity Incentive Plan Compensation - EQT Executive Short-Term Incentive Plan (EQT Executive STIP)

Each named executive officer other than Ms. Smith participated in the EQT Executive STIP. Before or at the start of each year, the EQT MDC Committee establishes the performance measure for determining awards under the EQT Executive STIP. This performance measure establishes the maximum annual incentive award that the EQT MDC Committee may approve as “performance-based compensation” for tax purposes pursuant to Code Section 162(m), subject to the shareholder approved individual limit set forth in the EQT Executive STIP, but does not set an expectation for the amount of annual incentive that will actually be paid. The EQT MDC Committee is permitted to exercise, and has generally exercised, downward discretion in determining the actual payout under the annual incentive plan. The EQT MDC Committee may not exercise upward discretion. The performance measure approved for the EQT Executive STIP for the 2016 plan year was EQT’s 2016 EBITDA (i) calculated using a constant commodity price of $2.71 per Mcfe, adjusted for all cash settled derivatives and all basis and fixed price sales set forth in EQT’s 2016 business plan, (ii) excluding the effects of non-cash derivative gains (losses) not included in EQT’s 2016 business plan, (iii) excluding gains/losses on derivatives not designated as hedges, (iv) excluding the effects of non-cash developed and undeveloped oil and gas property impairments and (v) excluding the effects of acquisitions and dispositions of greater than $100 million (adjusted 2016 EQT EBITDA), compared to EQT’s 2016 business plan, as follows:

ADJUSTED 2016 EQT EBITDA COMPARED TO BUSINESS PLAN	PERCENTAGE OF ADJUSTED 2016 EQT EBITDA AVAILABLE FOR ALL EQT EXECUTIVE OFFICER 2016 ANNUAL INCENTIVE AWARDS
At or above plan	2%
5% below plan	1.5%
25% below plan	1%
Greater than 25% below plan	No bonus

The percentage of adjusted 2016 EQT EBITDA available for all executive officer annual incentives was interpolated between levels and capped at 2%. Actual adjusted 2016 EQT EBITDA of $1,391 million exceeded plan by approximately 2%, which allowed the EQT MDC Committee to award annual incentives to EQT’s executive officers in an aggregate amount of $27.8 million, subject to a $5 million cap per executive officer. The EQT MDC Committee exercised its discretion to pay each named executive officer a lesser amount based on the individual’s 2016 target award and 2016 performance on EQT, business unit and individual value drivers.

The EQT Executive STIP provides that the annual awards will be paid in cash, subject to EQT MDC Committee discretion to pay in equity. The EQT MDC Committee typically considers settling awards in equity rather than cash only when an executive has not satisfied the applicable equity ownership guidelines.

Non-Equity Incentive Plan Compensation - EQT Regular Short-Term Incentive Plan (EQT Regular STIP)

Ms. Smith is the only named executive officer who participated in the EQT Regular STIP. Under the headquarters portion of the EQT Regular STIP, a formula based on adjusted 2016 EQT EBITDA calculated as set forth above under the caption “Non-Equity Incentive Plan Compensation - EQT Executive Short-Term Incentive Plan (EQT Executive STIP)”, but excluding such extraordinary items as may be approved by the EQT MDC Committee compared to EQT’s business plan establishes 60% of the incentive pool as follows:

ADJUSTED 2016 EQT EBITDA COMPARED TO BUSINESS PLAN	PAYOUT MULTIPLE*
More than 10% above plan	EQT MDC Committee Discretion
10% above plan	2.00
5% above plan	1.25
At plan	1.00
5% below plan	0.50
More than 5% below plan	No bonus

Business unit value drivers (operational, strategic and financial goals) establish the remaining 40% of the incentive pool available for payouts as follows:

BUSINESS UNIT VALUE DRIVER RESULTS	PAYOUT MULTIPLE*
Stretch	3.00
Exceeds	2.00
Successful	1.00
Fails to meet expectations	No bonus

*Payout multiples are interpolated between levels depending upon performance.

Before or at the start of each year, the EQT Corporate Director, Compensation and Benefits, in consultation with the appropriate functional officer, establishes each participant’s incentive target under the headquarters portion of the EQT Regular STIP and each participant has specific individual performance goals.

The EQT Regular STIP provides that the annual awards will be paid in cash, subject to the discretion of the EQT MDC Committee and the EQT board chairman to pay in equity. The EQT board chairman may settle awards in equity rather than cash only when a participant has not satisfied the applicable equity ownership guidelines.

Stock Awards - EQT 2014 Executive Performance Incentive Plan (2014 Incentive PSU Program)

Awards under the 2014 Incentive PSU Program were granted on January 1, 2014. Each individual who was a named executive officer on January 1, 2014 was granted an award under the 2014 Incentive PSU Program. The performance measures for the 2014 Incentive PSU Program were:

•	EQT’s TSR over the period January 1, 2014 through December 31, 2016, as ranked among the comparably measured TSR of the applicable peer group; and

•	EQT’s compound annual production sales volume growth over the performance period.

The payout opportunity under the 2014 Incentive PSU Program ranged from:

•	no payout if EQT was one of the nine lowest-ranking companies in the applicable peer group as to TSR and had compound annual production sales volume growth over the performance period of less than 0%;

•	to target payout if EQT ranked seventeenth through fourteenth in the applicable peer group as to TSR and had compound annual production sales volume growth over the performance period equal to 10%;

•
to three times the target award if EQT was one of the four highest-ranking companies in the applicable peer group as to TSR and had compound annual production sales volume growth over the performance period of at least 30%.

The performance period for the 2014 Incentive PSU Program ended on December 31, 2016, with EQT having achieved a TSR of negative 25.1%, resulting in a ranking of 12th in the applicable peer group, and compound annual production sales volume growth of 26.1%. The awards (including accrued dividends) are expected to vest and be distributed in shares of EQT common stock at a 2.21X payout multiple in the first quarter of 2017.

Stock Awards - EQT 2015 Executive Performance Incentive Plan (2015 Incentive PSU Program)

Awards under the 2015 Incentive PSU Program were granted on January 1, 2015. Each individual who was a named executive officer on January 1, 2015 was granted an award under the 2015 Incentive PSU Program. The performance measures for the 2015 Incentive PSU Program are:

•	EQT’s TSR over the period January 1, 2015 through December 31, 2017, as ranked among the comparably measured TSR of the applicable peer group; and

•	EQT’s compound annual production sales volume growth over the performance period.

The payout opportunity under the 2015 Incentive PSU Program ranges from:

•	no payout if EQT is one of the nine lowest-ranking companies in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period of less than 0%;

•	to target payout if EQT ranks seventeenth through fourteenth in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period equal to 6.4%;

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

Stock Awards - EQT 2016 Executive Performance Incentive Plan (2016 Incentive PSU Program)

Awards under the 2016 Incentive PSU Program were granted on January 1, 2016. Each named executive officer other than Mr. Conti was granted an award under the 2016 Incentive PSU Program. The performance measures for the 2016 Incentive PSU Program are:

•	EQT’s TSR over the period January 1, 2016 through December 31, 2018, as ranked among the comparably measured TSR of the applicable peer group; and

•	EQT’s compound annual production sales volume growth over the performance period.

The payout opportunity under the 2016 Incentive PSU Program ranges from:

•	no payout if EQT is one of the nine lowest-ranking companies in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period of less than 0%;

•	to target payout if EQT ranks fourteenth through twelfth in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period equal to 5.0%;

•
to three times the target award if EQT is one of the three highest-ranking companies in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period of at least 25.0%.

If earned, the share units are expected to be distributed in shares of EQT common stock equal to the target award (including accrued dividends) multiplied by the applicable payout multiple.

Stock Awards - EQT 2016 Value Driver Performance Award Program (2016 VDPSU Program)

Awards under the 2016 VDPSU Program were granted on January 1, 2016. Ms. Smith was the only named executive officer awarded performance awards under the 2016 VDPSU Program. The performance measure for the 2016 VDPSU Program was adjusted 2016 EQT EBITDA compared to EQT’s 2016 business plan.

The payout opportunity under the 2016 VDPSU Program was:

•	no payment if the adjusted 2016 EQT EBITDA was less than EQT’s business plan; or

•
three times the number of target awards granted if the adjusted 2016 EQT EBITDA equaled or exceeded EQT’s business plan, subject to the EQT MDC Committee’s discretion to determine that a lower performance multiple applied. In exercising its discretion, the EQT MDC Committee was to consider and be guided by performance on EQT, business unit and individual value drivers.

Adjusted 2016 EQT EBITDA was $1,391 million, which satisfied the threshold performance goal and allowed the EQT MDC Committee to confirm performance awards equal to 3.00X Ms. Smith’s target award. The EQT MDC Committee exercised downward discretion and confirmed Ms. Smith's award of 2,855 units under the 2016 VDPSU Program. Fifty-percent of the confirmed performance awards (including accrued dividends) are expected to vest and be distributed in cash in the first quarter of 2017, and the remainder are expected to vest and be distributed in cash in the first quarter of 2018, contingent upon continued service on such date. Adjusted 2016 EQT EBITDA along with a reconciliation thereof will be set forth in Appendix B of EQT's 2017 Proxy Statement.

Option Awards - EQT 2014 Options

The 2014 options for EQT common stock were awarded on January 1, 2014 with an exercise price of $89.78. The options expire on January 1, 2024 and vested on January 1, 2017.

Option Awards - EQT 2015 Options

The 2015 options for EQT common stock were awarded on January 1, 2015 with an exercise price of $75.70. The options expire on January 1, 2025 and vest on January 1, 2018, contingent upon continued service on such date.

Option Awards - EQT 2016 Options

The 2016 options for EQT common stock were awarded to Messrs. Porges and Crawford and Ms. Bone on January 1, 2016 with an exercise price of $52.13. The 2016 options for EQT common stock were awarded to Mr. McNally on March 21, 2016 with an exercise price of $63.33. The 2016 options expire on January 1, 2026 and vest on January 1, 2019, contingent upon continued service on such date.

McNally’s Signing Bonus - EQT Restricted Share Award and Cash

In connection with the commencement of his employment, Mr. McNally received a signing bonus consisting of a restricted share grant and cash. The McNally EQT Restricted Share Award was granted on March 21, 2016. This award is expected to vest on the one-year anniversary of the grant date contingent upon continued service at such date. If earned, the restricted shares will be distributed in shares of EQT common stock (including accrued dividends). Mr. McNally also received a portion of his signing bonus in cash on March 21, 2016. Mr. McNally will be required to repay the value at vesting of the McNally EQT Restricted Share Award and cash portion of the signing bonus if he terminates his employment with EQT prior to March 21, 2018.

Smith EQT Restricted Share Award

In connection with her promotion to Chief Accounting Officer, Ms. Smith received a restricted share award on September 14, 2016. The Smith EQT Restricted Share Award is expected to vest on the three-year anniversary of the grant date contingent upon continued service at such date. If earned, the restricted share award will be paid in cash.

2015 Special Award

In connection with the initial public offering of EQGP common units in May 2015, the named executive officers (and other long-term incentive eligible employees as well as directors of EQT and EQGP) were offered the opportunity to purchase EQGP common units through the directed unit program (DUP) associated with EQGP’s initial public offering.  In order to recognize the efforts of the named executive officers in connection with the offering and to encourage their personal investment in EQGP, each named executive officer was eligible to receive from EQT a limited cash award to be used by the named executive officer to match his or her purchase of EQGP units.  Each named executive officer (other than Mr. McNally who was not an employee) participated and benefited to the maximum amount approved for him or her.

Ms. Bone Executive Alternative Work Arrangement

Ms. Bone commenced participation in the executive alternative work arrangement on October 1, 2016. The executive alternative work arrangement will be described in EQT’s 2017 Proxy Statement.

Retirement Benefits

The executive officers of the EQM General Partner and the EQGP General Partner participate in employee benefit plans and arrangements sponsored by EQT.  Neither EQM, the EQM General Partner, EQGP nor the EQGP General Partner currently offers any deferred compensation program or any supplemental executive retirement plan to any of the executive officers of the EQM General Partner and the EQGP General Partner.  EQT provides full discussion of its plans and arrangements in its filings with the SEC, including its annual proxy statement relating to the annual meeting of the shareholders of EQT, which filings are available on the SEC’s website at www.sec.gov and on EQT’s website at www.EQT.com on the “SEC Filings” page under the “Investors Relations” tab. The Corporate Secretary of the EQGP General Partner will also provide a copy to you free of charge upon request.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects all outstanding EQT equity awards as of December 31, 2016. The executive officers had no outstanding EQM or EQGP equity awards as of December 31, 2016.

OPTION AWARDS					EQUITY AWARDS
	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE	OPTION EXERCISE PRICE	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED
	(#)	(#) (1)	($)		(#) (2)	($) (3)	(#) (4)	($) (5)
David L. Porges	76,700	—	44.84	1/1/2018	—	—	75,198	4,917,949
	105,800	—	54.79	1/1/2022	—	—	142,719	9,333,823
	92,400	—	58.98	1/1/2023	—	—	69,905	4,571,787
	—	47,600	89.78	1/1/2024	—	—	—	—
	—	53,900	75.70	1/1/2025	—	—	—	—
	—	78,200	52.13	1/1/2026	—	—	—	—

Robert J. McNally	—	39,900	63.33	1/1/2026	—	—	35,575	2,326,605
	—	—	—	—	7,910	517,314	—	—

Randall L. Crawford	38,500	—	44.84	1/1/2018	—	—	38,790	2,536,866
	44,800	—	54.79	1/1/2022	—	—	62,646	4,097,048
	44,100	—	58.98	1/1/2023	—	—	21,629	1,414,537
	—	24,600	89.78	1/1/2024	—	—	—	—
	—	23,700	75.70	1/1/2025	—	—	—	—
		24,200	52.13	1/1/2026	—	—	—	—

Jimmi Sue Smith	—	—	—	—	2,501	163,565	2,592	169,517
	—	—	—	—	936	61,214	2,076	135,770
	—	—	—	—	—	—	1,002	65,531
	—	—	—	—	—	—	3,006	196,592

Philip P. Conti	32,400	—	54.79	1/1/2022	—	—	33,243	2,174,092
	31,400	—	58.98	1/1/2023	—	—	53,703	3,512,176
	—	21,100	89.78	1/1/2024	—	—	—	—
	—	20,300	75.70	1/1/2025	—	—	—	—

Theresa Z. Bone	5,000	—	44.84	1/1/2018	—	—	8,919	583,303
	8,700	—	75.70	1/1/2025	—	—	22,818	1,492,297
	5,700	—	52.13	1/1/2026	—	—	5,069	331,513

(1)
The options reflected in this column are EQT options which vest according to the following schedule: the options expiring in 2024 vested on January 1, 2017, the options expiring in 2025 will vest on January 1, 2018 and the options expiring in 2026 will vest on January 1, 2019. The vesting of option awards may accelerate. See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, a revised vesting schedule and circumstances under which the vesting of an award will accelerate.

(2)
This column reflects (i) the McNally EQT Restricted Share Award (including accrued dividends), (ii) the Smith EQT Restricted Share Award (including accrued dividends) and (iii) with respect to Ms. Smith, outstanding performance awards (including accrued dividends) under the EQT Corporation 2015 Value Driver Award Program (2015 VDPSU Program). The McNally EQT Restricted Share Award was granted on March 21, 2016 and is expected to vest on March 21, 2017. The Smith EQT Restricted Share Award was granted on September 14, 2016 and is expected to vest on September 14, 2019. Ms. Smith’s performance awards under the 2015 VDPSU Program were confirmed by the EQT MDC Committee in the first quarter of 2016, 50% of the confirmed performance awards vested and were paid out in EQT common stock in the first quarter of 2016, and the remainder of the performance awards vest upon payment which is expected to occur in the first quarter of 2017, contingent upon Ms. Smith’s continued service on the payment date. The vesting of the restricted share awards and the awards under the 2015 VDPSU Program may accelerate. See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, circumstances under which the vesting of the awards will accelerate.

(3)
This column reflects the payout values at December 31, 2016 of the McNally EQT Restricted Share Award, the Smith EQT Restricted Share Award and, in the case of Ms. Smith, unvested performance awards under the 2015 VDPSU Program (including accrued dividends in each case) determined by multiplying the number of shares or units, as applicable, shown in the previous column by $65.40, the closing price of EQT’s common stock on December 31, 2016. The actual payout value will depend upon EQT’s stock price upon vesting.

(4)
This column reflects performance units awarded but that had not yet vested at December 31, 2016 pursuant to the 2014 Incentive PSU Program, the 2015 Incentive PSU Program and the 2016 Incentive PSU Program (including accrued dividends in each case). For Ms. Smith, this column also reflects performance units awarded but that had not yet vested at December 31, 2016 pursuant to the 2016 VDPSU Program (including accrued dividends). The number of performance units under the 2014 Incentive PSU Program, the 2015 Incentive PSU Program and the 2016 VDPSU Program reflect maximum award levels because, through December 31, 2016, payout was projected above the target level for each program. The number of performance awards under the 2016 Incentive PSU Program reflects target award levels because, through December 31, 2016, payout was projected below target. Awards under the 2015 Incentive PSU Program and the 2016 Incentive PSU Program do not vest until payment following the end of the respective performance periods. Awards under the 2014 Incentive PSU Program and fifty percent of the 2016 VDPSU Program will vest upon payment which is expected to occur in the first quarter of 2017. The vesting of the awards under the 2014 Incentive PSU Program, 2015 Incentive PSU Program, 2016 Incentive PSU Program and 2016 VDPSU Program may accelerate. See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, circumstances under which the vesting of an award will accelerate.

(5)
This column reflects the payout values at December 31, 2016 of unearned performance units granted under the 2014 Incentive PSU Program, the 2015 Incentive PSU Program, the 2016 Incentive PSU Program and the 2016 VDPSU Program (including accrued dividends in each case). The payout values are determined by multiplying the number of units as shown in the column to the left by $65.40, the closing price of EQT’s common stock on December 31, 2016. The actual payout values under the 2014 Incentive PSU Program, the 2015 Incentive PSU Program and the 2016 Incentive PSU Program will depend upon, among other things, EQT’s actual performance through the end of the applicable performance periods and EQT’s closing stock price on the payout date.

Option Exercises and Stock Vested

The following table reflects the EQT stock options exercised by the named executive officers during 2016 and the named executive officers’ performance awards (some denominated in EQT shares and some in EQM units) that vested during 2016.

	OPTION AWARDS		STOCK AWARDS
	NUMBER OF EQT SHARES ACQUIRED ON EXERCISE	VALUE REALIZED ON EXERCISE	NUMBER OF EQT SHARES/EQM UNITS ACQUIRED ON VESTING	VALUE REALIZED ON VESTING
NAME	(#)	($) (1)	(#) (2)	($) (3)
David L. Porges	—	—	99,895	6,269,621
Robert J. McNally	—	—	—	—
Randall L. Crawford	21,400	714,332	41,937	2,581,747
Jimmi Sue Smith	—	—	4,513	264,342
Philip P. Conti	—	—	25,478	1,524,220
Theresa Z. Bone	—	—	9,863	578,105

(1)
The value realized on exercise is calculated as the difference between the market price of the shares of EQT common stock underlying the options at exercise and the applicable exercise price of those options.

(2)	This column reflects the following awards that vested in 2016:

•
For all named executive officers - the number of performance awards (including accrued dividends) under the 2013 Executive Performance Incentive Program (2013 Incentive PSU Program), which vested and were distributed in EQT common stock on February 25, 2016;

•
For Messrs. Crawford, Porges, and Conti, and Ms. Bone - the number of performance units (including accrued distributions) under the EQM Total Return Program (EQM TR Program), which vested and were distributed in EQM common units on February 25, 2016;

•
For Ms. Bone - the number of restricted shares (including accrued dividends), which vested and were distributed in EQT common stock on January 31, 2016 and the number of performance awards (including accrued dividends) under the EQT Corporation 2014 Value Driver Performance Award Program (2014 VDPSU Program). Fifty percent of the performance awards confirmed by the EQT MDC Committee under the 2014 VDPSU Program (the second and final tranche) vested and were paid out in cash on February 25, 2016; and

•
For Ms. Smith - the number of performance awards (including accrued dividends or distributions) under the 2014 VDPSU Program, the EQM 2014 Value Driver Performance Award Program (2014 EQM VDPSU Program) and the 2015 VDPSU Program. On February 25, 2016, fifty percent of the performance awards confirmed by the EQT MDC Committee under the 2014 VDPSU Program (the second and final tranche) vested and were paid out in cash; fifty percent of the confirmed performance awards under the 2014 EQM VDPSU Program (the second and final tranche) vested and were distributed in EQM common units; and fifty percent of the confirmed performance awards under the 2015 VDPSU Program (the first tranche) vested and were distributed in EQT common stock.

(3)
This column reflects the value realized upon the vesting of (i) performance awards under the 2013 Incentive PSU Program, the EQM TR Program, the 2014 VDPSU Program, the 2014 EQM VDPSU Program and the 2015 VDPSU Program (including in each case accrued dividends or distributions) and (ii) Ms. Bone’s restricted shares.  The value realized on vesting of the 2013 Incentive PSU Program, the 2014 EQM VDPSU Program, the 2015 VDPSU Program, and the EQM TR Program was calculated based on the number of performance awards that vested and the closing price of EQT’s common stock or EQM’s common units, as applicable, on February 25, 2016. The value realized on vesting of Ms. Bone’s restricted shares was calculated based on EQT’s closing stock price on January 31, 2016. The value realized on vesting of the 2014 VDPSU Program was calculated based on the number of performance awards that vested and the closing price of EQT’s common stock on December 31, 2015.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

EQT Agreements and Plans

EQT maintains and has entered into certain agreements and plans (including those described above in “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards Table”) that require EQT to provide compensation to the named executive officers, among others, in the event of a termination of employment or a change of control of EQT.

Agreements with the Named Executive Officers

Descriptions of the circumstances which trigger payments and benefits, the benefits that would be provided, how payment and benefit levels are determined and the material conditions and obligations applicable to the receipt of payments or benefits in the event of a termination of employment or a change of control of EQT under EQT’s agreements with Messrs. Porges, McNally, Crawford and Conti will be described in EQT’s 2017 Proxy Statement. EQT’s SEC filings are available on the SEC’s website at www.sec.gov and on EQT’s website at www.EQT.com on the “SEC Filings” page under the “Investors Relations” tab. The Corporate Secretary of the EQGP General Partner will also provide a copy to you free of charge upon request.

Ms. Smith’s Agreement

In connection with her promotion to Chief Accounting Officer, EQT entered into an amended and restated confidentiality, non-solicitation and non-competition agreement with Ms. Smith (Ms. Smith's Agreement). In the agreement, Ms. Smith agreed, among other things, to the following restrictive covenants:

•	restrictions on competition (12 months);

•	restrictions on customer solicitation (12 months); and

•	restrictions on employee, consultant, vendor or independent contractor recruitment (36 months).

The agreement provides for severance payments and benefits to Ms. Smith in the event of a termination of employment by EQT without “cause” or by Ms. Smith for “good reason” (each as defined below), regardless of whether that termination occurs before or after a change of control. In such an event, Ms. Smith will be entitled to receive the following:

•	Severance payments:

▪	Salary continuation for a period of twelve (12) months from the date of termination;

▪	a lump sum equal to the average annual incentive earned by Ms. Smith for the three (3) full years prior to Ms. Smith’s termination date; and

▪	$25,000.

•	Benefits payment. A lump sum cash payment equal to the monthly COBRA rate for family coverage, multiplied by 12.

•
Vesting of time-based equity awards. Stock options, restricted stock, restricted stock units and other stock awards with time-based vesting restrictions will become immediately vested and exercisable in full and any restrictions on such awards shall lapse.

•
Vesting of performance-based equity awards. Performance-based equity awards other than awards under the 2015 VDPSU Program, the 2016 VDPSU Program and similar programs will remain outstanding and will be earned, if at all, based on actual performance through the end of the performance period as if Ms. Smith’s employment had not been terminated.

•
Vesting of 2015 VDPSU Program, the 2016 VDPSU Program awards and similar programs. If Ms. Smith’s termination date occurs before the relevant performance level has been approved by the EQT MDC Committee, the award will be earned based on “target” levels of performance. If Ms. Smith’s termination date occurs after the relevant performance level has been approved by the EQT MDC Committee, the award will be earned based on actual levels of performance. In each case, the number of award shares earned shall immediately become vested and payable as of the date of termination.

“Cause” is defined as Ms. Smith’s (i) conviction of a felony, a crime of moral turpitude or fraud or Ms. Smith having committed fraud, misappropriation or embezzlement in connection with the performance of her duties; (ii) willful and repeated failures to substantially perform assigned duties; or (iii) violation of any provision of a written employment-related agreement or express significant policies of EQT.

“Good reason” is defined as Ms. Smith’s resignation within 90 days after: (i) a reduction in Ms. Smith’s base salary of 10% or more (unless the reduction is applicable to all similarly situated employees); (ii) a reduction in Ms. Smith’s annual short-term bonus target of 10% or more (unless the reduction is applicable to all similarly situated employees); (iii) a significant diminution in Ms. Smith’s job responsibilities, duties or authority; (iv) a change in the geographic location of Ms. Smith’s primary reporting location of more than 50 miles; and/or (v) any other action or inaction that constitutes a material breach by EQT of the agreement.

In the event that Ms. Smith’s employment is terminated by EQT under qualifying circumstances, Ms. Smith is also entitled to the benefits provided to all employees under EQT’s severance plan. In order to receive severance benefits under the non-competition agreement, Ms. Smith must execute and deliver to EQT a general release of claims.

The agreement does not provide for any tax gross-ups. In the event Ms. Smith would be subject to a 20% excise tax under Section 4999 of the Internal Revenue Code (imposed on individuals who receive compensation in connection with a change of control that exceeds certain specified limits), the payments and benefits to Ms. Smith would be reduced to the maximum amount that does not trigger the excise tax unless Ms. Smith would retain greater value (on an after-tax basis) by receiving all payments and benefits and paying all excise and income taxes.

Ms. Bone’s Agreement

Ms. Bone entered into a transition agreement with the EQT on September 9, 2016 in connection with her termination for good reason under her confidentiality, non-solicitation and non-competition agreement (which agreement is generally consistent with those for the other named executive officers which will be described in EQT’s 2017 Proxy Statement). The transition agreement sets forth the payments Ms. Bone received upon termination of full-time employment (which are described below). Such benefits were contingent upon Ms. Bone executing and not revoking a general release.

Payments to be Made Pursuant to Company Plans

Stock Options, 2014 Incentive PSU Program, 2015 Incentive PSU Program, 2016 Incentive PSU Program, the McNally EQT Restricted Share Award and the EQT Executive STIP

Descriptions of the circumstances which trigger payments and benefits, the benefits that would be provided, how payment and benefit levels are determined and the material conditions and obligations applicable to the receipt of payments or benefits in the event of a termination of employment or a change of control of EQT under the EQT stock options, the 2014 Incentive PSU Program, the 2015 Incentive PSU Program, the 2016 Incentive PSU Program, the McNally EQT Restricted Share Award and the EQT Executive STIP will be described in EQT’s 2017 Proxy Statement.

2015 VDPSU Program, 2016 VDPSU Program and the Smith EQT Restricted Share Award

Awards granted pursuant to the 2015 VDPSU Program, the 2016 VDPSU Program and the Smith EQT Restricted Share Award, provide that Ms. Smith would be entitled to the benefits described below in the termination scenarios described below.

Termination for Good Reason or without Cause

Upon Ms. Smith’s termination for good reason or without cause, awards under the 2015 VDPSU Program and 2016 VDPSU Program and the Smith EQT Restricted Share Award will vest as required by Ms. Smith’s Agreement, which is described above.

Termination for Cause or Voluntary Termination for any Reason other than Good Reason

Upon termination for cause or Ms. Smith’s voluntary termination of employment for any reason other than good reason, all unvested restricted shares under the Smith EQT Restricted Share Award and all unvested performance units under the 2015 VDPSU Program or the 2016 VDPSU Program are forfeited.

However, if Ms. Smith’s employment is terminated voluntarily (including retirement) and Ms. Smith is then serving and remains on (i) the EQT Board of Directors or the EQM Board for the 2015 VDPSU Program; or (ii) EQT’s Board of Directors, the EQM Board or the EQGP Board for the 2016 VDPSU Program or the Smith EQT Restricted Share Award, then Ms. Smith’s awarded share units continue to vest for so long as she remains on such board.

Termination Resulting from Death or Disability

Upon Ms. Smith’s termination as a result of her death or disability, the Smith EQT Restricted Share Award will vest as follows:

TERMINATION DATE	AWARDED UNITS
September 10, 2016 – September 9, 2017	0%
September 10, 2017 – September 9, 2018	25%
September 10, 2018 and thereafter	50%

Upon Ms. Smith’s termination as a result of her death or disability, the unvested confirmed performance awards under the 2015 VDPSU Program and the 2016 VDPSU Program will vest as follows:

2015 VDPSU PROGRAM
TERMINATION DATE	AWARDED UNITS
January 1, 2016 and thereafter	50%

2016 VDPSU PROGRAM
TERMINATION DATE	AWARDED UNITS
Prior to January 1, 2017	0%
January 1, 2017 and thereafter	50%

Change of Control

For purposes of the 2015 VDPSU Program, the 2016 VDPSU Program and the Smith EQT Restricted Share Award, a change of control of EQT is defined by reference to EQT’s 2014 Long-Term Incentive Plan (the 2014 LTIP) and will be described in EQT’s 2017 Proxy Statement. Under the awards, if a change of control of EQT occurs and:

•
the awards are not assumed by the surviving entity of the change of control, all time-based vesting restrictions on the EQT restricted shares or units lapse and any unvested performance awards under the 2015 VDPSU Program and the 2016 VDPSU Program will vest;

•
the awards are assumed by the surviving entity of the change of control or EQT is the surviving entity and Ms. Smith’s employment is involuntarily terminated or she resigns for good reason within two years after the qualifying change of control, then awards under the 2015 VDPSU Program, the 2016 VDPSU Program and the Smith EQT Restricted Share Award will vest as required by Ms. Smith’s Agreement, which is described above.

EQT Regular STIP

The EQT Regular STIP provides guidelines to determine awards when the participant’s status changes during the year. The guidelines provide for no payment to Ms. Smith in the case of her termination by EQT or her voluntary termination prior to payment. In the event Ms. Smith’s employment is terminated by reasons of her death or disability:

•
following the conclusion of the plan year but prior to payment, Ms. Smith or her estate will be entitled to the payment Ms. Smith would have received had she been employed as of the date of the payment of the incentive award; or

•
prior to the conclusion of the plan year, Ms. Smith or her estate may be eligible for a payment of a pro-rated incentive award based on the amount of Ms. Smith’s active service during such plan year and contingent upon satisfaction of the performance criteria contained in the EQT Regular STIP.

In the event of a change of control of EQT (as defined in the 2014 LTIP), the plan year under the EQT Regular STIP will automatically end, the target financial measures and value drivers shall be deemed to have been achieved at the “successful” level for the pro-rata portion of the calendar year that elapsed through the date of the change of control, and the incentive award will be paid to Ms. Smith, subject to the terms of the plan and the EQT MDC Committee’s discretion to pay a lesser amount.

Payments Triggered Upon Hypothetical Termination of Employment or Change of Control on December 31, 2016

The estimated payouts and benefits that would be payable upon a termination of employment or a change of control of EQT at December 31, 2016 (January 2, 2017 for Mr. Conti) for the named executive officers other than Mses. Smith and Bone will be set forth in EQT’s 2017 Proxy Statement. The estimated payouts and benefits that would be payable to Mses. Smith and Bone upon a termination of employment or a change of control of EQT at December 31, 2016 (September 30, 2016 for Ms. Bone) are set forth below.

No payments would be due to the named executive officers upon a change of control of EQGP or EQM on December 31, 2016 that was not also a change of control of EQT.

The assumptions made by EQT and the descriptions of payouts under all EQT plans and agreements other than the Smith EQT Restricted Share Award, the performance awards under the 2015 VDPSU Program and 2016 VDPSU Program and Ms. Smith’s award under the EQT Regular STIP will be described in EQT’s 2017 Proxy Statement.

For purposes of the analysis below, EQT has made the following additional assumptions:

Upon a change of control of EQT at December 31, 2016, EQT has assumed that the acquiring company causes awards granted under the 2014 LTIP to be paid upon closing rather than assumed or equitably converted in the transaction. If such amounts are, in fact, paid upon the occurrence of a change of control, the named executive officer would not be entitled to a duplicate payment upon a subsequent termination of employment for any reason. Awards granted under the 2009 EQT Long-Term Incentive Plan would have automatically accelerated in the event of a change of control of EQT at December 31, 2016 in accordance with the terms of the 2009 EQT Long-Term Incentive Plan.

For the 2015 VDPSU Program, Ms. Smith’s performance awards were confirmed by the EQT MDC Committee in the first quarter of 2016 and the payout was based on her actual confirmed payout multiple of 2.70. For the 2016 VDPSU Program, Ms. Smith’s performance awards were confirmed by the EQT MDC Committee in the first quarter of 2017 and the payout was based on her actual confirmed payout multiple of 2.86. For purposes of the analysis below, EQT has assumed that Ms. Smith is not then on and will not remain on the Board of Directors of EQT, the EQM Board or the EQGP Board following termination of employment.

December 31, 2016 was the natural end of the performance period under the EQT Regular STIP for the 2016 plan year. Typically, benefits under the EQT Regular STIP are not paid until January or February of the following year. Ms. Smith’s actual 2016 non-equity incentive award under the EQT Regular STIP is included in all termination scenarios below, other than termination for cause. EQT notes that such inclusion is reflective only of payments that may be made upon termination. Because the actual 2016 payout under the EQT Regular STIP exceeded the target payout, no additional payment was required as a result of the change of control.

Jimmi Sue Smith

Potential Payments Upon a Termination of Employment or Following a Change of Control

Upon a termination of employment on December 31, 2016, Ms. Smith would be entitled to the following payments:

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION BY EQT WITHOUT CAUSE ($)	TERMINATION BY EQT FOR CAUSE ($)	TERMINATION BY EXECUTIVE FOR GOOD REASON ($)	TERMINATION BY EXECUTIVE WITHOUT GOOD REASON ($)	DEATH ($)	DISABILITY ($)
Compensation:
Cash Payment of Base Salary	242,250	0	242,250	0	0	0
Cash Payment of Short-Term Incentives	149,717	0	149,717	230,000	230,000	230,000
Other Benefits and Perquisites:
EQT Severance Benefit	99,173	0	0	0	0	0
Post-Termination Health Care / Insurance	7,570	0	0	0	0	0
Life Insurance Proceeds	0	0	0	0	243,000	0
Cash Payment	16,270	0	16,270	0	0	0
Outplacement Services or Cash in Lieu	25,000	0	25,000	0	0	0
Total (excluding long-term incentive)	539,980	0	433,237	230,000	473,000	230,000

In addition, under outstanding long-term incentive programs, Ms. Smith would be entitled to cash and stock payments with an aggregate value of $512,500 upon a termination of employment by EQT without cause or upon termination by her for good reason and $117,378 upon her death or disability, assuming, in each case, actual performance through the end of the applicable performance period is consistent with performance through December 31, 2016.  Under those same programs, Ms. Smith would be entitled to $512,500 upon the occurrence of a change of control on December 31, 2016.

Theresa Z. Bone

Payments Upon Termination of Employment on September 30, 2016

Ms. Bone terminated employment with EQT for good reason on September 30, 2016. In connection with such termination, Ms. Bone received a lump sum payment of $1,382,937 in accordance with her confidentiality, non-solicitation and non-competition agreement and transition agreement. Upon Ms. Bone’s termination, all of Ms. Bone’s 2015 EQT stock options and 2016 EQT stock options vested, having an aggregate intrinsic value of $116,793 at that time. In addition, the employment condition with respect to Ms. Bone’s outstanding performance share awards (including accrued dividends) under the 2014 Incentive PSU Program, the 2015 Incentive PSU Program and the 2016 Incentive PSU Program has been satisfied. Under such performance share awards, Ms. Bone would be entitled to stock payments with an aggregate value of $1,499,299 based on performance through December 31, 2016; however, the actual payout will depend upon EQT’s actual performance through the applicable performance periods and the EQT closing stock price on the actual payment date.

Compensation of Directors

Officers or employees of EQT or its affiliates who also serve as directors of the EQGP General Partner do not receive additional compensation for their service as directors. During 2016, directors of the EQGP General Partner who are not also officers or employees of EQT or its affiliates received cash compensation on a quarterly basis as a retainer and for attending Board and committee meetings as follows:

•	An annual cash retainer of $47,000 (which increased to $50,000 in 2017).

•	A cash meeting fee of $1,500 for each Board and committee meeting attended in person. If a director participates in a meeting by telephone, the meeting fee is $750.

•	For the Audit Committee Chair and the Conflicts Committee Chair, an annual committee chair retainer of $10,000 (which, for the Audit Committee Chair, increased to $15,000 in 2017).

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

On an annual basis, the EQGP General Partner grants to each non-employee director phantom units as a vehicle to deliver compensation for their service on the Board. On January 1, 2016, the EQGP General Partner granted to each non-employee director who was a member of the Board at that time phantom units with a value of $65,000 under the 2015 Long-Term Incentive Plan (with the number of phantom units (3,140) determined by dividing the award value by the closing price of EQGP’s common units on December 31, 2015 ($20.76) and rounding up to the next ten units). Mr. Lewis, who was elected to the Board on April 7, 2016, received an award of 1,990 phantom units on April 7, 2016, which represented his pro-rata amount of the 2016 grant. The phantom units were fully vested as of the grant date, with distribution equivalents accruing on such units. The phantom units (and the accrued distribution equivalents) will be converted into common units on the date that the grantee ceases to be a director. For 2017, the value of the annual phantom unit award increased to $75,000.

The table below shows the total 2016 compensation of EQGP’s non-employee directors:

NAME	FEES EARNED OR PAID IN CASH ($) (1)	STOCK AWARDS ($) (2)	ALL OTHER COMPENSATION ($) (3)	TOTAL ($)
Kimberly T. Fleming	65,325	65,186	50,045	180,556
Mark S. Lewis	27,178	47,979	45	75,202
Stephen A. Thorington	74,250	65,186	22	139,458

(1)	Includes annual cash retainer, meeting fees and committee chair fees.

(2)
This column reflects the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 for the phantom units awarded to each director during 2016. On January 1, 2016, the EQGP General Partner granted 3,140 phantom units to each non-employee director. Mr. Lewis, who was elected to the Board on April 7, 2016, received an award of 1,990 phantom units on April 7, 2016. The grant date fair value is computed as the sum of the number of phantom units awarded on the grant date multiplied by, in the case of Mr. Thorington and Ms. Fleming, the closing price of EQGP’s common units on the business day prior to the grant date, which closing price was $20.76 and, in the case of Mr. Lewis, the closing price of EQGP’s common units on the business day prior to the grant, which closing price was $24.11 on April 6, 2016.

(3)
This column reflects (i) annual premiums of $44.55 per director paid for life insurance and travel accident insurance policies ($22.27 for Mr. Thorington) and (ii) for Ms. Fleming, matching gifts made to qualifying organizations under the EQT Foundation’s Matching Gifts Program in the amount of $50,000. During 2016, the EQT Foundation also made matching gifts in the amount of $47,510 related to gifts by Mr. Thorington to qualifying organizations, which amount is included as compensation to Mr. Thorington in the director compensation table in EQT's 2017 Proxy Statement. The non-employee directors may use a de minimis number of tickets purchased by EQT to attend sporting or other events when such tickets are not otherwise being used for business purposes. The use of such tickets does not result in any incremental costs to EQGP.

Compensation Committee Interlocks and Insider Participation

Neither the Board of Directors of the EQGP General Partner nor the EQM General Partner is required to maintain, and neither does maintain, a compensation committee. Each of Messrs. Porges, Gardner, McNally and Schlotterbeck, who are directors of the EQGP General Partner and the EQM General Partner, are also executive officers of EQT. However, all compensation decisions with respect to each of these executive officers are made by the EQT MDC Committee and none of these individuals receives any compensation directly from EQGP, the EQGP General Partner, EQM or the EQM General Partner for their service as a director, as applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the beneficial ownership of EQGP’s common units, EQM’s common units and EQT's common stock owned as of February 1, 2017, by:

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

Percentage of total units beneficially owned is based on 80,581,758 EQM common units and 266,165,000 EQGP common units outstanding as of February 1, 2017.

NAME OF BENEFICIAL OWNER (1)	EQGP COMMON UNITS BENEFICIALLY OWNED (2) (3)	PERCENTAGE OF EQGP COMMON UNITS BENEFICIALLY OWNED	EQM COMMON UNITS BENEFICIALLY OWNED (2)	PERCENTAGE OF EQM COMMON UNITS BENEFICIALLY OWNED
David L. Porges	56,263	*	42,148	*
Robert J. McNally	—	*	—	*
Lewis B. Gardner	28,503	*	9,359	*
Steven T. Schlotterbeck	37,762	*	7,897	*
Jimmi Sue Smith	7,538	*	2,146	*
Philip P. Conti	—	*	13,268	*
Theresa Z. Bone	—	*	10,000	*
Kimberly T. Fleming	7,429	*	—	*
Mark S. Lewis	5,006	*	—	*
Stephen A. Thorington	39,436	*	5,000	*
All directors and executive officers as a group (10 individuals)	181,937	*	89,818	*
 * Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is c/o EQT GP Holdings, LP, 625 Liberty Avenue, Suite 1700, Pittsburgh, PA 15222, Attn: Corporate Secretary.

(2)	This column reflects the number of common units held of record or owned through a bank, broker or other nominee.

(3)
For Ms. Fleming and Messrs. Lewis and Thorington, this column includes phantom units, including accrued distributions, to be settled in EQGP common units, in the following amounts: Ms. Fleming 7,429 units; Mr. Lewis 5,006 units; and Mr. Thorington 7,954 units.

Percentage of total shares of EQT Corporation beneficially owned is based on 173,332,076 shares outstanding as of February 1, 2017.

Name	Exercisable Stock Options (1)	Number of EQT Shares Beneficially Owned (2)	Deferred Stock Units Payable in Cash (3)	Percent of Class (4)
David L. Porges (5)	322,500	519,534	—	*
Robert J. McNally	—	15,560	—	*
Lewis B. Gardner	20,300	39,648	—	*
Steven T. Schlotterbeck (6)	153,700	152,002	—	*
Jimmi Sue Smith	—	751	—	*
Philip P. Conti (7)	84,900	73,384	—	*
Theresa Z. Bone	19,400	26,231	—	*
Kimberly T. Fleming	—	—	—	*
Mark S. Lewis	—	—	—	*
Stephen A. Thorington	—	22,888	5,946	*
All directors and executive officers as a group (10 individuals)	600,800	849,998	5,946	*
 *           Less than 1%.

(1)
This column reflects the number of shares of EQT common stock that the executive officers and directors had a right to acquire within 60 days after February 1, 2017 through the exercise of stock options.

(2)
This column reflects shares held of record and shares owned through a bank, broker or other nominee, including, for EQT employees, shares owned through EQT’s 401(k) plan. For Mr. Thorington, this column also reflects 12,888 deferred stock units, including accrued dividends thereon, awarded in connection with his service as an independent director of EQT that will be settled in EQT common stock, over which Mr. Thorington has no voting or investment power prior to settlement.

(3)	This column reflects deferred stock units, including accrued dividends thereon, awarded in connection with services as an independent director of EQT that will be settled in cash.

(4)
This column reflects (i) the sum of the shares beneficially owned, the options exercisable within 60 days of February 1, 2017 and Mr. Thorington’s deferred stock units that will be settled in EQT common stock, as a percentage of (ii) the sum of EQT’s outstanding shares at February 1, 2017, all options exercisable within 60 days of February 1, 2017 and Mr. Thorington’s deferred stock units that will be settled in EQT common stock upon termination of Mr. Thorington's service on the EQT Board of Directors. These calculations exclude all deferred stock units included in the column captioned as "Deferred Stock Units Payable in Cash."

(5)	Shares beneficially owned include 50,000 shares that are held in a trust of which Mr. Porges is a co-trustee and in which he shares voting and investment power.

(6)	Shares beneficially owned include 28,012 shares owned by Mr. Schlotterbeck's wife.

(7)	Shares beneficially owned include 5,000 shares that are held in the Conti Family Foundation in which Mr. Conti has sole voting and investment power.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016 with respect to EQGP’s common units that may be issued under the 2015 Long-Term Incentive Plan, which did not require approval by EQGP’s unitholders.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN A)
	(A)	(B)	(C)
Equity Compensation Plans Approved by Unitholders	—	—	—
Equity Compensation Plans Not Approved by Unitholders (1)	11,449	N/A	1,977,102
Total	11,449	N/A	1,977,102

(1)	The Board adopted the 2015 Long-Term Incentive Plan in connection with the IPO of EQGP’s common units.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

EQGP owns and controls the EQM General Partner. EQM is a growth-oriented limited partnership formed by EQT to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQT is the ultimate parent company of EQGP and EQM and may, therefore, be deemed to beneficially own the units of EQM held by EQGP. As of February 9, 2017, EQT owned approximately 90.1% of the outstanding limited partner interests and 100% of the non-economic general partner interest in EQGP. EQGP’s only cash-generating assets consist of partnership interests in EQM, which as of February 9, 2017 consist of the following:

•	21,811,643 EQM limited partner units, representing a 26.6% limited partner interest in EQM;

•	1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM; and

•
all of the incentive distribution rights in EQM, which entitle EQGP to receive increasing percentages, up to the maximum level of 48.0%, of any incremental cash distributed by EQM as certain target distribution levels are reached in any quarter.

EQGP controls, manages and operates EQM through EQGP’s ownership of the EQM General Partner. All of the officers of the EQGP General Partner, as well as the employees that operate EQM, are EQT employees. Five of the EQGP General Partner’s directors are affiliated with EQT, three of which are also directors of the EQM General Partner. Three of the EQGP General Partner’s directors are independent as defined by the NYSE. EQGP appoints the directors of the EQM General Partner.

Agreements between EQGP and EQT

EQGP and its affiliates have entered into various agreements with EQT and its affiliates, other than EQGP and EQM, as described in the detail below. These agreements were negotiated in connection with EQGP's IPO. These agreements were not the result of arm's length negotiations and, as such, they or underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.

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

Working Capital Loan Agreement

Upon the closing of the IPO, EQGP entered into a working capital loan agreement with EQT, providing for loans of up to $50 million at any one time outstanding, maturing on the earlier of February 18, 2019 or at least 90 days after EQT gives notice of termination, and bearing interest, at EQGP’s option, at either (a) LIBOR plus the margin then applicable to EQT's LIBOR-based borrowings under its primary revolving credit facility or (b) the alternate base rate (the greater of (x) LIBOR plus 1%, (y) the prime rate or (z) The Federal Funds Open Rate plus 0.5%) plus the margin then applicable to EQT's alternate base rate-based borrowings under its primary revolving credit facility. During 2016, EQGP borrowed $0.1 million and repaid $0.1 million under the working capital loan agreement.

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

EQM Omnibus Agreement

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

•
EQT's obligation to indemnify or reimburse EQM for losses or expenses relating to or arising from, among other things, (i) certain plugging and abandonment obligations; (ii) certain bare steel replacement capital expenditures; (iii) certain pipeline safety costs; (iv) certain tax liabilities attributable to periods prior to EQM's IPO; (v) assets previously owned by Equitrans, L.P. (Equitrans) and retained by EQT and its affiliates, including the Sunrise Pipeline; (vi) any claims related to Equitrans' previous ownership of the Big Sandy Pipeline; and (vii) any amounts owed to EQM by a third party that has exercised a contractual right of offset against amounts owed by EQT to such third party;

•
EQM’s obligation to indemnify EQT for losses attributable to (i) EQM's ownership or operation of assets acquired by EQM from EQT at the time of the IPO, except to the extent EQT is obligated to indemnify EQM for such losses pursuant to the operation and management services agreement; and (ii) any amounts owed to EQT by a third party that has exercised a contractual right of offset against amounts owed by EQM to such third party; and

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

Reimbursement of Expenses

Under the EQM omnibus agreement, EQT performs, or causes its affiliates to perform, centralized corporate, general and administrative services for EQM, such as: legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. In exchange, EQM reimburses EQT and its affiliates for the expenses incurred by them in providing these services. The EQM omnibus agreement further provides that EQM reimburse EQT and its affiliates for EQM’s allocable portion of the premiums on any insurance policies covering EQM’s assets.

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

The table below sets forth the amounts and categories of expenses described above for which EQM was obligated to reimburse EQT pursuant to the EQM omnibus agreement for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(Thousands)
DESCRIPTION OF EXPENSES
Reimbursement of operation and management expenses	$33,526	$31,310	$21,999
Reimbursement of general and administrative expenses	$63,255	$46,149	$25,051

The expenses for which EQM reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis and EQM is unable to estimate what those expenses would be on a stand-alone basis.

Indemnification

EQT's indemnification obligations to EQM include the following:

•
Plugging and abandonment liabilities.  For a period of ten years after the closing of EQM's IPO, which occurred on July 2, 2012, EQT is required to reimburse EQM for plugging and abandonment expenditures and other expenditures for certain identified wells of EQT and third parties. The reimbursement obligation of EQT with respect to wells owned by third parties is capped at $1.2 million per year.

•
Bare steel replacement.  EQT is required to reimburse EQM for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to EQM’s assets at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during a year, EQT is required to reimburse EQM for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following EQM's IPO.

•
Pipeline Safety Cost Tracker Reimbursement.  For a period of five years after the closing of EQM's IPO, EQT is required to reimburse EQM for the amount by which the qualifying pipeline safety costs included in the annual pipeline safety cost tracker filings made by Equitrans with the FERC exceed the qualifying pipeline safety costs actually recovered each year.

•
Taxes.  Until 60 days after the expiration of any applicable statute of limitations, EQT will indemnify EQM for any income taxes attributable to operations or ownership of the assets prior to the closing of EQM's IPO, including any such income tax liability of EQT and its affiliates that may result from EQM’s formation transactions.

•
Retained liabilities.  EQT is required to indemnify EQM for any liabilities, claims or losses relating to or arising from assets owned or previously owned by EQM and retained by EQT and its affiliates following the closing of EQM's IPO.

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

The table below sets forth the amounts and categories of obligations described above for which EQT was obligated to indemnify and/or reimburse EQM pursuant to the EQM omnibus agreement for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(Thousands)
DESCRIPTION OF OBLIGATION
Plugging and abandonment liabilities	$440	$26	$500
Bare steel replacement	—	6,268	—
Other capital reimbursements	$162	$1,198	$—

Competition

Under EQM’s partnership agreement, EQT and its affiliates, including EQGP, are expressly permitted to compete with EQM. EQT and any of its affiliates may acquire, construct or dispose of additional gathering, transmission and storage or other assets in the future without any obligation to offer EQM the opportunity to purchase or construct those assets.

Amendment and Termination

            The EQM omnibus agreement can be amended by written agreement of all parties to the agreement. However, EQM may not agree to any amendment or modification that would, in the determination of the EQM General Partner, be adverse in any material respect to the holders of EQM’s common units without the prior approval of EQM's Conflicts Committee. In the event of (i) a "change in control" (as defined in the omnibus agreement) of EQM, the EQM General Partner or EQT or (ii) the removal of EQT Midstream Services, LLC as the EQM General Partner in circumstances where (a) "cause" (as defined in EQM’s partnership agreement) does not exist and the common units held by the EQM General Partner and its affiliates were not voted in favor of such removal or (b) cause exists, the EQM omnibus agreement (other than the indemnification and reimbursement provisions therein) will be terminable by EQT, and EQM will have a 90-day transition period to cease EQM’s use of the name "EQT" and related marks.

Operation and Management Services Agreement

            Upon the closing of EQM's IPO, EQM entered into an operation and management services agreement with EQT Gathering, LLC (EQT Gathering), an indirect wholly owned subsidiary of EQT, under which EQT Gathering provides EQM’s pipelines and storage facilities with certain operational and management services, such as operation and maintenance of flow and pressure control, maintenance and repair of EQM’s pipelines and storage facilities, conducting routine operational activities, managing transportation and logistics, contract administration, gas control and measurement, engineering support and such other services as EQM and EQT Gathering may mutually agree upon from time to time. EQM reimburses EQT Gathering for such services pursuant to the terms of EQM's omnibus agreement.

AVC Lease and October 2016 Acquisition

In connection with EQT’s acquisition of an approximately 200-mile FERC-regulated natural gas transmission pipeline, referred to as the AVC facilities, in December 2013, EQM entered into a lease agreement with EQT pursuant to which EQM marketed the capacity, entered into all agreements for transportation and storage service with customers and operated the AVC facilities according to the terms of its tariff. The lease payment due each month was the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of the AVC facilities minus the actual costs of operating the AVC facilities and (2) a payment based on depreciation expense and pre-tax return on invested capital for the AVC facilities. As a result, the payments made under the AVC lease were variable and did not have a net positive or negative impact on EQM’s distributable cash flow. As a result of EQM’s acquisition of the AVC facilities, which is discussed below, EQM terminated the lease in the fourth quarter of 2016. The lease payments due related to 2016, 2015 and 2014 totaled $17.2 million, $22.1 million and $21.8 million, respectively.

On October 13, 2016, EQM, Equitrans Investments, LLC, an indirect wholly-owned subsidiary of EQM (Equitrans Investments), Equitrans and EQM Gathering Opco, LLC, an indirect wholly-owned subsidiary of EQM (EQM Gathering), entered into a purchase and sale agreement with EQT, EQT Gathering Holdings, LLC, an indirect wholly owned subsidiary of EQT (EQT Gathering Holdings), and EQT Gathering, pursuant to which (i) Equitrans acquired 100% of the outstanding limited liability company interests in Allegheny Valley Connector, LLC from EQT Gathering Holdings, (ii) Equitrans Investments acquired 100% of the outstanding limited liability company interests in Rager Mountain Storage Company LLC (Rager) from EQT Gathering Holdings, and (iii) EQM Gathering acquired certain gathering assets located in the Applegate/McIntosh, Terra, Three Rivers and D-497 development areas in southwestern Pennsylvania and the Taurus development area in northern West Virginia from EQT Gathering (collectively, the October 2016 Acquisition). The closing of the October 2016 Acquisition occurred on October 13, 2016 and was effective as of October 1, 2016. The aggregate consideration paid by EQM to EQT in connection with the October 2016 Acquisition was $275 million, which was funded with borrowings under EQM’s $750 million revolving credit facility. In connection with the October 2016 Acquisition, the AVC lease agreement was terminated.

Jupiter Contribution Agreement

On April 30, 2014, EQM, the EQM General Partner, EQM Gathering and EQT Gathering entered into a contribution agreement pursuant to which, on May 7, 2014, EQT contributed the Jupiter gathering system (Jupiter) to EQM Gathering (Jupiter Acquisition). The aggregate consideration paid by EQM to EQT in connection with the Jupiter Acquisition was approximately $1,180 million, consisting of a $1,121 million cash payment and issuance of 516,050 EQM common units and 262,828 EQM general partner units.

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

Mountain Valley Pipeline

On March 30, 2015, EQM assumed EQT's interest in the MVP Joint Venture (the MVP Interest Acquisition). The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc. and RGC Resources, Inc. EQM paid EQT approximately $54.2 million related to the MVP Interest Acquisition, which represented EQM's reimbursement to EQT for 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. As of February 9, 2017, EQM owned a 45.5% interest in the MVP Joint Venture and serves as the operator of the Mountain Valley Pipeline (MVP) to be constructed by the joint venture. The estimated 300-mile MVP is currently targeted at 42 inches in diameter and a capacity of 2.0 Bcf per day, and will extend from EQM’s existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. The FERC issued the Draft Environmental Impact Statement for the project in September 2016 and is currently working to develop the Final Environmental Impact Statement. The pipeline is targeted to be placed in-service during the fourth quarter of 2018.

Gas Gathering Agreements

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

            The gas gathering agreement for gathering services in the Mercury, Pandora, Pluto and Saturn development areas (MPPS Gas Gathering Agreement) has a 10-year term (with year-to-year rollovers), beginning March 1, 2015. Under the agreement, EQT initially subscribed for approximately 200 MMcf per day of firm capacity then available in the Mercury development area, 40 MMcf per day of firm compression capacity in the Pluto development area and 220 MMcf per day of firm compression capacity in the Saturn development area. EQT's firm capacity subscribed under the MPPS Gas Gathering Agreement increased by 100 MMcf per day effective December 1, 2015 related to the completed expansion project in the Pandora development area. An additional expansion project brought the total Saturn compression capacity to 300 MMcf per day effective November 1, 2016. EQT has agreed to separate 10-year terms (with year-to-year rollovers) for the compression capacity associated with each expansion project. EQT also agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity. In connection with the closing of the NWV Gathering Acquisition, the MPPS Gas Gathering Agreement was assigned to EQM Gathering.

Effective as of October 1, 2016, EQT entered into a 10-year (with year-to-year rollovers) gas gathering agreement for services in the Applegate/McIntosh and Terra development areas in southwestern Pennsylvania and the Taurus development area in northern West Virginia (the AMTT Gathering Agreement). Under the agreement, EQT initially subscribed for total firm capacity of approximately 235 MMcf per day.  The contracted firm capacity under the agreement will increase to an aggregate of 365 MMcf per day during the life of the contract in connection with, among other things, an expected expansion project in the Applegate/McIntosh development area. EQT also agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity.  In connection with the closing of the October 2016 Acquisition, the AMTT Gathering Agreement was assigned to EQM Gathering.

Finally, EQT Energy, LLC (EQT Energy), an indirect wholly owned subsidiary of EQT, is a party to a gas gathering agreement with EQM for interruptible service on EQM’s FERC-regulated low pressure gathering system. The agreement has a primary term of one year and renews automatically for one month periods, subject to 30 days prior written notice by either party to terminate. Service under this gathering agreement is fee based at the rate specified in EQM’s tariff.

For the years ended December 31, 2016, 2015 and 2014, EQT accounted for approximately 96%, 96% and 94%, respectively, of EQM's gathering revenues.

Transportation Service and Precedent Agreements

For the years ended December 31, 2016, 2015 and 2014, EQM’s transportation agreements with EQT accounted for approximately 73%, 61% and 57%, respectively, of the natural gas throughput on EQM’s transmission and storage system and 56%, 53% and 51%, respectively, of EQM’s transmission revenues.

EQT Energy has contracted for firm transmission capacity with a primary term through October of 2024. The reserved capacity under this contract was 1,076 BBtu per day through August 1, 2016, is 1,035 BBtu through July 1, 2023 and will decrease as follows thereafter: 630 BBtu on July 1, 2023, 325 BBtu on September 1, 2023 and 30 BBtu on October 1, 2024. EQT Energy’s firm transportation agreement will automatically renew for one year periods upon the expiration of the primary term, subject to six months prior written notice by either party to terminate. EQM has also entered into an agreement with EQT Energy to provide interruptible transmission service, which is currently renewing automatically for one year periods, subject to six months prior written notice by either party to terminate.

In October 2015, EQT Energy entered into a precedent agreement for 400 BBtu per day of firm transmission capacity utilizing proposed capacity which will be created by EQM’s proposed other transmission expansion projects.  The firm transmission capacity will become available upon completion of the project, which EQM expects to be completed by November 1, 2018.

In January 2016, EQT Energy entered into a firm transportation agreement for 650 BBtu per day of firm transmission capacity on EQM's Ohio Valley Connector pipeline. The firm transmission capacity became available when the pipeline began service on October 1, 2016.

Storage Agreements

EQT is not currently a party to any firm storage agreements with EQM. EQM does, however, provide interruptible storage and lending and parking services to EQT pursuant to Rate Schedules INSS and LPS. For the years ended December 31, 2016, 2015 and 2014, EQT accounted for approximately 1%, 1% and 2%, respectively, of EQM’s storage revenues.

The table below sets forth the revenues recognized by EQM with respect to the gathering, transmission and storage agreements described above with EQT for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(Thousands)
DESCRIPTION OF REVENUE
Gathering	$380,164	$321,173	$220,775
Transmission and storage	$171,189	$141,198	$116,357

EQT Corporation Guaranty

            EQT has guaranteed all payment obligations, plus interest and any other charges, due and payable by EQT Energy to Equitrans pursuant to the agreements discussed above, up to $50 million. This guaranty will terminate on November 30, 2023 unless terminated earlier by EQT by providing 10 days written notice.

364-day Uncommitted Revolving Loan Agreement

On October 26, 2016, EQM entered into a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility). The 364-Day Facility will mature on October 25, 2017 and will automatically renew for successive 364-day periods unless EQT delivers a non-renewal notice at least 60 days prior to the then current maturity date. EQM may terminate the 364-Day Facility at any time by repaying in full the unpaid principal amount of all loans together with interest thereon. The 364-Day Facility is available for general partnership purposes and does not contain any covenants other than the obligation to pay accrued interest on outstanding borrowings. Interest will accrue on any outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under the $750 Million Facility, or a successor revolving credit facility, less the sum of (i) the then applicable commitment fee under the $750 Million Facility and (ii) 10 basis points. As of February 9, 2017, there have been no borrowings under the 364-Day Facility.

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

To assist management in making this determination, the policy sets forth certain categories of transactions that are deemed to be pre-approved by the Board under the policy. The transactions which are automatically pre-approved include (i) transactions involving employment of the EQGP General Partner’s executive officers, as long as the executive officer is not an immediate family member of another of the EQGP General Partner’s executive officers or directors and the compensation paid to such executive officer was approved by the Board; (ii) transactions involving compensation and benefits paid to the EQGP General Partner’s directors for service as a director; (iii) transactions on competitive business terms with another company in which a director or immediate family member of the director's only relationship is as an employee or executive officer, a director, or beneficial owner of less than 10% of that company's shares, provided that the amount involved does not exceed the greater of $1,000,000 or 2% of the other company's consolidated gross revenues; (iv) transactions where the interest of the Related Person arises solely from the ownership of a class of equity securities of EQGP, and all holders of that class of equity securities receive the same benefit on a pro rata basis; (v) transactions where the rates or charges involved are determined by competitive bids; (vi) transactions involving the rendering of services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental regulation; (vii) transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services; and (viii) any charitable contribution, grant or endowment by EQGP or any affiliated charitable foundation to a charitable or non-profit organization, foundation or university in which a Related Person's only relationship is as an employee or a director or trustee, provided the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of the recipient's consolidated gross revenues.

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

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships among EQGP, EQT, EQM, the EQGP General Partner and the EQM General Partner and any of their affiliates on the one hand, and EQGP and its limited partners, on the other hand. Like EQM, the EQGP General Partner is controlled by EQT. Accordingly, EQT has the ability to elect, remove and replace the directors and officers of the EQGP General Partner and the directors and officers of the EQM General Partner. The directors and officers of the EQGP General Partner have duties to manage the EQGP General Partner in a manner beneficial to its owner, EQT. At the same time, the EQGP General Partner has a duty to manage EQGP in a manner beneficial to EQGP and its limited partners. The Delaware Revised Uniform Limited Partnership Act provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by a general partner to limited partners and the partnership. Pursuant to these provisions, EQGP’s partnership agreement contains various provisions replacing the fiduciary duties that would otherwise be owed by its general partner with contractual standards governing the duties of the general partner and the methods of resolving conflicts of interest. EQGP’s partnership agreement also specifically defines the remedies available to limited partners for actions taken that, without these defined liability standards, might constitute breaches of fiduciary duty under applicable Delaware law.

Four of the EQGP General Partners’ directors and all of its officers are also officers and/or directors of the EQM General Partner, which has duties to manage the business of EQM in a manner beneficial to EQM and its unitholders. Additionally, all of the EQGP General Partner’s officers are also officers of EQT, and three of the EQGP General Partner’s directors are also directors of EQT. Consequently, these directors and officers may encounter situations in which their obligations to EQM or EQT, as applicable, on the one hand, and EQGP, on the other hand, are in conflict.

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

.
The EQGP General Partner may, but is not required to, seek the approval of such resolution from the Conflicts Committee of its Board. If the EQGP General Partner does not seek approval from the Conflicts Committee and the Board determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, the Board acted in good faith, and in any proceeding brought by or on behalf of any limited partner or EQGP challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. In resolving conflicts of interest under the standard set forth in the fourth bullet point above, the EQGP partnership agreement permits the Board to take into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to EQGP, in determining what is fair and reasonable to EQGP. Fair and reasonable is not defined in the EQGP partnership agreement and what constitutes fair and reasonable will depend on the circumstances. Furthermore, the EQGP partnership agreement permits the EQGP General Partner Board to consult with legal counsel, investment bankers and other advisors in making decisions, though the extent to which the Board will seek such advice will depend on the facts and circumstances of the transaction being considered. If the EQGP General Partner Board reasonably believes that advice or an opinion provided by such advisors is within such person's professional or expert competence, then any act taken in reliance upon such advice or opinion will conclusively be deemed to be fair and reasonable. Unless the resolution of a conflict is specifically provided for in EQGP’s partnership agreement, the EQGP General Partner or the Conflicts Committee of its Board may consider any factors it determines in good faith to consider when resolving a conflict. When EQGP’s partnership agreement requires someone to act in good faith, it requires that person to subjectively believe that he is acting in the best interests of EQGP or meets the specified standard, for example, a transaction on terms no less favorable to EQGP than those generally being provided to or available from unrelated third parties.

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

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP served as EQGP’s independent auditor for the year ended December 31, 2016. The following chart details the fees billed to EQGP by Ernst & Young LLP during 2016 and 2015:

	Years Ended December 31,
	2016	2015
Audit fees (1)	$328,000	$292,000
Tax fees	—	—
All other fees	—	—
Total	$328,000	$292,000

(1)
Includes fees for the audit of EQGP’s annual financial statements in 2016 and 2015, fees for the audit of EQGP's internal control over financial reporting in 2016, reviews of financial statements included in EQGP’s quarterly reports on Form 10-Q in 2016 and 2015, and services that are normally provided in connection with statutory and regulatory filings or engagements, including consents. For 2015, excludes $0.6 million in audit fees paid by EQT related to EQGP's IPO.

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

The Audit Committee of the EQM General Partner approves all audit and permitted non-audit services pertaining to EQM and its subsidiaries. All fees associated with such services are reported to the EQGP General Partner’s Audit Committee at its next meeting. Ernst & Young LLP also served as the independent auditor for EQM during 2016 and 2015 and in connection with such service billed EQM for the following fees:

•
2016: $858,092 ($843,092 for the audit of EQM’s annual financial statements and internal control over financial reporting, reviews of financial statements included in EQM’s quarterly reports, any comfort letter procedures and attest engagements required by statute or regulation and $15,000 for audit-related fees associated with EQM acquisitions from EQT and attest engagements not required by statute or regulation); and

•
2015: $1,171,936 ($1,119,436 for the audit of EQM’s annual financial statements and internal control over financial reporting, reviews of financial statements included in EQM’s quarterly reports, comfort letter procedures and attest engagements required by statute or regulation and $52,500 for audit-related fees associated with EQM acquisitions from EQT and attest engagements not required by statue or regulation).

The Audit Committee of the EQGP General Partner has approved the appointment of Ernst & Young LLP as EQGP’s independent auditor to conduct the audit of EQGP’s consolidated financial statements for the year ended December 31, 2017.

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

EQT GP HOLDINGS, LP AND SUBSIDIARIES

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
2.4
Purchase and Sale Agreement, dated as of October 13, 2016, by and among EQT Corporation, EQT Gathering Holdings, LLC, EQT Gathering, LLC, EQT Midstream Partners, LP, Equitrans Investments, LLC, Equitrans, L.P. and EQM Gathering Opco, LLC. EQT GP Holdings, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on October 13, 2016.
3.1	Certificate of Limited Partnership of EQT GP Holdings, LP.	Incorporated herein by reference to Exhibit 3.1 to EQT GP Holdings, LP's Form S-1 Registration Statement (#333-202053) filed on February 12, 2015.
3.2	First Amended and Restated Agreement of Limited Partnership of EQT GP Holdings, LP, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 3.1 to EQT GP Holdings, LP's Form 8-K (#001-37380) filed on May 15, 2015.
3.3	Certificate of Formation of EQT GP Services, LLC.	Incorporated herein by reference to Exhibit 3.3 to EQT GP Holdings, LP’s Form S-1 Registration Statement (#333-202053) filed on February 12, 2015.
3.4	First Amended and Restated Limited Liability Company Agreement of EQT GP Services, LLC, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 3.2 to EQT GP Holdings, LP’s Form 8-K (#001-37380) filed on May 15, 2015.
3.5	Certificate of Limited Partnership of EQT Midstream Partners, LP.	Incorporated herein by reference to Exhibit 3.1 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.
3.6	First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated as of July 2, 2012.	Incorporated herein by reference to Exhibit 3.2 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on July 2, 2012.
3.7	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated as of July 24, 2014.	Incorporated herein by reference to Exhibit 3.1 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.
3.8	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated as of July 23, 2015.	Incorporated herein by reference to Exhibit 3.1 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended June 30, 2015.

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
4.1
Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiaries of EQT Midstream Partners, LP party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on August 1, 2014.
4.2
First Supplemental Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiaries of EQT Midstream Partners, LP party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.2 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on August 1, 2014.
4.3	Second Supplemental Indenture, dated as of November 4, 2016, by and between EQT Midstream Partners, LP, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.2 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on November 4, 2016.
10.1
Contribution, Conveyance and Assumption Agreement, dated as of July 2, 2012, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, Equitrans Investments, LLC, Equitrans, L.P., Equitrans Services, LLC, EQT Midstream Investments, LLC, EQT Investments Holdings, LLC, ET Blue Grass, LLC and EQT Corporation.
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on July 2, 2012.
10.2	Contribution, Conveyance and Assumption Agreement, dated as of April 13, 2015, by and among EQT Gathering Holdings, LLC, EQT Gathering, LLC, EQT GP Holdings, LP and EQT GP Services, LLC.	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to EQT GP Holdings, LP’s Form S-1 Registration Statement (#333-202053) filed on April 23, 2015.
10.3	Agreement of Merger of EQT Midstream Investments, LLC with and into EQT GP Holdings, LP, dated as of April 13, 2015.	Incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to EQT GP Holdings, LP’s Form S-1 Registration Statement (#333-202053) filed on April 23, 2015.
10.4	Contribution, Conveyance and Assumption Agreement, dated as of April 14, 2015, by and between EQT Gathering Holdings, LLC and EQT GP Corporation.	Incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to EQT GP Holdings, LP’s Form S-1 Registration Statement (#333-202053) filed on April 23, 2015.
10.5	Assignment and Assumption Agreement, dated as of March 30, 2015, by and among EQT Gathering, LLC, EQT Midstream Partners, LP and MVP Holdco, LLC.	Incorporated herein by reference to Exhibit 10.3 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended March 31, 2015.
10.6	Omnibus Agreement, dated as of May 15, 2015, by and among EQT GP Holdings, LP, EQT GP Services, LLC and EQT Corporation.	Incorporated herein by reference to Exhibit 10.1 to EQT GP Holdings, LP’s Form 8-K (#001-37380) filed on May 15, 2015.
10.7(a)	Omnibus Agreement, dated as of July 2, 2012, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Corporation.	Incorporated herein by reference to Exhibit 10.2 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on July 2, 2012.
10.7(b)	Amendment No. 1 to Omnibus Agreement, effective as of January 1, 2015, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Corporation.	Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on March 17, 2015.
10.8	Amended and Restated Operation and Management Services Agreement, dated as of May 7, 2014, by and among Equitrans, L.P., EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Gathering, LLC.	Incorporated herein by reference to Exhibit 10.3 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2014.

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
10.10(a)
Amended and Restated Revolving Credit Agreement, dated as of February 18, 2014, by and among EQT Midstream Partners, LP, the subsidiaries of EQT Midstream Partners, LP party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on February 18, 2014.
10.10(b)
First Amendment to Amended and Restated Credit Agreement and Release of Guarantors, dated as of January 22, 2015, by and among EQT Midstream Partners, LP, the subsidiaries of EQT Midstream Partners, LP party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on January 22, 2015.
10.11	364-Day Uncommitted Revolving Loan Agreement, dated as of October 26, 2016, by and between EQT Corporation and EQT Midstream Partners, LP.	Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended September 30, 2016.
10.12(a)*	EQT GP Services, LLC 2015 Long-Term Incentive Plan, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 10.3 to EQT GP Holdings, LP’s Form 8-K (#001-37380) filed on May 15, 2015.
10.12(b)*	Form of EQT GP Holdings, LP Phantom Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to EQT GP Holdings, LP’s Form S-1 Registration Statement (#333-202053) filed on April 1, 2015.
10.13*	Form of EQT GP Services, LLC Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to EQT GP Holdings, LP’s Form S-1 Registration Statement (#333-202053) filed on April 1, 2015.
10.14(a)*	EQT Midstream Services, LLC 2012 Long-Term Incentive Plan, dated as of July 2, 2012.	Incorporated herein by reference to Exhibit 10.5 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on July 2, 2012.
10.14(b)*	Form of EQT Midstream Partners, LP Phantom Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.14(c)*	Form of EQM Total Return Program Performance Award Agreement.	Incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.14(d)*	Form of 2014 EQM Value Driver Performance Award Agreement.	Incorporated herein by reference to Exhibit 10.8(d) to EQT Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2016.
10.15(a)*	Form of EQT Restricted Stock Unit Award Agreement (Standard).	Incorporated herein by reference to Exhibit 10.9(a) to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2016.
10.15(b)*	Form of EQT 2014 Value Driver Performance Award Agreement.	Incorporated herein by reference to Exhibit 10.9 to EQT Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2014.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
10.15(c)*	Form of EQT 2015 Value Driver Performance Award Agreement.	Incorporated herein by reference to Exhibit 10.9(c) to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2016.
10.15(d)*	Form of EQT 2016 Value Driver Performance Award Agreement.	Incorporated herein by reference to Exhibit 10.9(d) to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2016.
10.15(e)*	Form of EQT 2017 Value Driver Performance Award Agreement.	Incorporated herein by reference to Exhibit 10.9(e) to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2016.
10.16*	EQT Corporation 2016 Short-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.10 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2016.
10.17*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of September 10, 2016, by and between EQT Corporation and Jimmi Sue Smith.	Incorporated herein by reference to Exhibit 10.11 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2016.
10.18(a)*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 29, 2015, by and between EQT Corporation and Theresa Z. Bone.	Incorporated herein by reference to Exhibit 10.3 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended September 30, 2015.
10.18(b)*	Amended and Restated Change of Control Agreement, dated as February 19, 2013, by and between EQT Corporation and Theresa Z. Bone.	Incorporated herein by reference to Exhibit 10.23 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2014.
10.18(c)*	Termination of Amended and Restated Change of Control Agreement, dated as of July 29, 2015, by and between EQT Corporation and Theresa Z. Bone.	Incorporated herein by reference to Exhibit 10.4 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended September 30, 2015.
10.18(d)*	Transition Agreement and General Release, dated as of September 9, 2016, by and between EQT Corporation and Theresa Z. Bone.	Incorporated herein by reference to Exhibit 10.3 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended September 30, 2016.
10.19*	Form of EQT Midstream Services, LLC Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.15 to Amendment No. 3 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on June 5, 2012.
10.20(a)	Sublease Agreement, effective as of March 1, 2011, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.20(b)	Amendment of Sublease Agreement, dated as of April 5, 2012, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.21	EQT Guaranty dated as of April 25, 2012, executed by EQT Corporation in favor of Equitrans, L.P.	Incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
10.22	Form of Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS by and between Equitrans, L.P. and Equitable Gas Company, LLC.	Incorporated herein by reference to Exhibit 10.9 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.23	Form of Transportation Service Agreement Applicable to No-Notice Firm Transportation Service Under Rate Schedule NOFT by and between Equitrans, L.P. and Equitable Gas Company, LLC.	Incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to EQT Midstream Partners, LP’s Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.24	Agreement to Extend Services Agreements, dated as of December 10, 2013, by and between Equitrans, L.P. and Equitable Gas Company, LLC.	Incorporated herein by reference to Exhibit 10.10 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2013.
10.25
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
Incorporated herein by reference to Exhibit 10.5 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended September 30, 2015.
10.27	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, dated as of January 8, 2016, by and between Equitrans, L.P. and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.23 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2015.
10.28(a)
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
10.28(b)
Amendment No. 1 to Jupiter Gas Gathering Agreement, dated as of December 17, 2014, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.24(b) to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2015.
10.28(c)
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
10.28(d)
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
10.29(a)
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
10.29(b)
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
10.30
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
10.31(a)
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
10.31(b)
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
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended March 31, 2016.
10.31(c)
Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of October 24, 2016, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Vega Midstream MVP LLC, VED NPI IV, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.25(c) to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2016.
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

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
99.1	Named Executive Officer Compensation 2016 Peer Companies (General Industry).	Incorporated herein by reference to Exhibit 99 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2015.
99.2	Named Executive Officer Compensation 2017 Peer Companies (General Industry).	Incorporated herein by reference to Exhibit 99.2 to EQT Midstream Partners, LP’s Form 10-K (#001-35574) for the year ended December 31, 2016.
101	Interactive Data File.	Filed herewith as Exhibit 101.

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
February 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID L. PORGES	Chairman, President and Chief Executive Officer	February 9, 2017
David L. Porges
(Principal Executive Officer)

/s/ ROBERT J. MCNALLY	Director, Senior Vice President and Chief Financial Officer	February 9, 2017
Robert J. McNally
(Principal Financial Officer)

/s/ JIMMI SUE SMITH	Chief Accounting Officer	February 9, 2017
Jimmi Sue Smith
(Principal Accounting Officer)

/s/ KIMBERLY T. FLEMING	Director	February 9, 2017
Kimberly T. Fleming

/s/ LEWIS B. GARDNER	Director	February 9, 2017
Lewis B. Gardner

/s/ MARK S. LEWIS	Director	February 9, 2017
Mark S. Lewis

/s/ STEVEN T. SCHLOTTERBECK	Director	February 9, 2017
Steven T. Schlotterbeck

/s/ STEPHEN A. THORINGTON	Director	February 9, 2017
Stephen A. Thorington