Form 10-Q
period 2017-06-30
EQT GP Holdings, LP
filed 2017-07-27
CIK 1632933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of June 30, 2017, there were 266,165,000 Common Units outstanding.

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

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

EQT GP HOLDINGS, LP AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited) (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands, except per unit amounts)
Operating revenues (2)	$198,966	$178,042	$402,392	$363,828
Operating expenses:
Operating and maintenance (3)	20,581	16,353	40,867	33,489
Selling, general and administrative (3)	16,482	18,903	35,174	37,383
Depreciation and amortization	21,400	14,531	41,947	28,538
Total operating expenses	58,463	49,787	117,988	99,410
Operating income	140,503	128,255	284,404	264,418
Other income (4)	6,709	10,409	12,718	18,011
Net interest expense (5)	8,658	4,092	16,580	8,643
Income before income taxes	138,554	134,572	280,542	273,786
Income tax expense	—	3,485	—	6,920
Net income	138,554	131,087	280,542	266,866
Net income attributable to noncontrolling interests	75,224	72,744	155,836	150,531
Net income attributable to EQT GP Holdings, LP	$63,330	$58,343	$124,706	$116,335

Calculation of limited partners' interest in net income:
Net income attributable to EQT GP Holdings, LP	$63,330	$58,343	$124,706	$116,335
Less pre-acquisition net income allocated to parent	—	(7,097)	—	(14,767)
Limited partners' interest in net income	$63,330	$51,246	$124,706	$101,568

Net income per limited partner unit – basic and diluted	$0.24	$0.19	$0.47	$0.38
Weighted average common units outstanding – basic and diluted	266,186	266,176	266,184	266,174

Cash distributions declared per unit (6)	$0.21	$0.15	$0.401	$0.284

(1)
As discussed in Note A, EQGP’s consolidated financial statements for the three and six months ended June 30, 2016 have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, because the transaction was between entities under common control.

(2)
Operating revenues included affiliate revenues from EQT of $148.2 million and $137.5 million for the three months ended June 30, 2017 and 2016, respectively, and $291.6 million and $272.9 million for the six months ended June 30, 2017 and 2016, respectively. See Note E.

(3)
Operating and maintenance expense included charges from EQT of $9.3 million and $8.6 million for the three months ended June 30, 2017 and 2016, respectively, and $19.2 million and $16.7 million for the six months ended June 30, 2017 and 2016, respectively. Selling, general and administrative expense included charges from EQT of $15.7 million and $17.5 million for the three months ended June 30, 2017 and 2016, respectively, and $33.4 million and $34.6 million for the six months ended June 30, 2017 and 2016, respectively. See Note E.

(4)
For the three and six months ended June 30, 2017, other income included equity income from Mountain Valley Pipeline, LLC (MVP Joint Venture) of $5.1 million and $9.4 million, respectively. For the three and six months ended June 30, 2016, other income included distributions received from EES of $2.8 million and $5.5 million, respectively, and equity income from the MVP Joint Venture of $1.9 million and $3.4 million, respectively. See Note F.

(5)	For the three and six months ended June 30, 2017, net interest expense included $1.7 million and $3.4 million, respectively, of interest income on the Preferred Interest in EES.

(6)	Represents the cash distributions declared related to the period presented. See Note K.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited) (1)

	Six Months Ended June 30,
	2017	2016
	(Thousands)
Cash flows from operating activities:
Net income	$280,542	$266,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,947	28,538
Deferred income taxes	—	5,997
Equity income	(9,388)	(3,439)
AFUDC – equity	(3,297)	(8,730)
Non-cash long-term compensation expense	451	373
Changes in other assets and liabilities:
Accounts receivable	(599)	1,639
Accounts payable	2,425	5,528
Due to/from EQT affiliates	2,197	(26,685)
Other assets and other liabilities	5,377	5,032
Net cash provided by operating activities	319,655	275,119

Cash flows from investing activities:
Capital expenditures	(149,413)	(308,769)
Capital contributions to the MVP Joint Venture	(59,940)	(40,663)
Sales of interests in the MVP Joint Venture	—	12,533
Principal payments received on the Preferred Interest	2,054	—
Net cash used in investing activities	(207,299)	(336,899)

Cash flows from financing activities:
Proceeds from the issuance of EQM common units, net of offering costs	—	217,102
Proceeds from EQM credit facility borrowings	150,000	260,000
Payments on EQM credit facility borrowings	(110,000)	(559,000)
(Payments on)/proceeds from the EQGP Working Capital Facility loan	(29)	125
Distributions paid to noncontrolling interest unitholders of EQM	(102,260)	(81,140)
Distributions paid to EQGP unitholders	(97,949)	(68,138)
Capital contributions	216	5,884
Net contributions from EQT	—	10,346
Net cash used in financing activities	(160,022)	(214,821)

Net change in cash and cash equivalents	(47,666)	(276,601)
Cash and cash equivalents at beginning of period	60,453	360,957
Cash and cash equivalents at end of period	$12,787	$84,356

Cash paid during the period for:
Interest, net of amount capitalized	$20,998	$8,505

(1)
As discussed in Note A, EQGP’s consolidated financial statements for the six months ended June 30, 2016 have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, because the transaction was between entities under common control.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS	(Thousands, except number of units)
Current assets:
Cash and cash equivalents	$12,787	$60,453
Accounts receivable (net of allowance for doubtful accounts of $329 as of June 30, 2017 and $319 as of December 31, 2016)	21,261	20,662
Accounts receivable – affiliate	85,433	81,358
Other current assets	6,605	9,912
Total current assets	126,086	172,385

Property, plant and equipment	3,049,658	2,894,858
Less: accumulated depreciation	(353,504)	(316,024)
Net property, plant and equipment	2,696,154	2,578,834

Investment in unconsolidated entity	260,737	184,562
Other assets	138,210	140,668
Total assets	$3,221,187	$3,076,449

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,755	$35,831
Due to related party	25,847	20,360
EQM credit facility borrowings	40,000	—
Capital contribution payable to MVP Joint Venture	18,318	11,471
Accrued interest	10,057	12,016
Accrued liabilities	13,214	8,755
Total current liabilities	150,191	88,433

Long-term debt	986,542	985,732
Other long-term liabilities	9,974	9,562
Total liabilities	1,146,707	1,083,727

Equity:
Common (266,165,000 common units issued and outstanding at June 30, 2017 and December 31, 2016)	(1,049,108)	(1,077,100)
Noncontrolling interests	3,123,588	3,069,822
Total equity	2,074,480	1,992,722
Total liabilities and equity	$3,221,187	$3,076,449

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
Statements of Consolidated Equity (Unaudited) (1)

	Predecessor Equity	Common	Noncontrolling Interests	Total Equity
	(Thousands)
Balance at January 1, 2016	$275,545	$(1,204,509)	$2,771,558	$1,842,594
Net income	14,767	101,568	150,531	266,866
Capital contributions	—	162	—	162
Equity-based compensation plans	—	212	161	373
Distributions to noncontrolling interest unitholders of EQM	—	—	(81,140)	(81,140)
Net contributions from EQT	10,346	—	—	10,346
Distributions to EQGP unitholders	—	(68,138)	—	(68,138)
EQM equity transactions (2)	—	—	217,102	217,102
Changes in ownership of EQM, net	—	44,936	(44,936)	—
Balance at June 30, 2016	$300,658	$(1,125,769)	$3,013,276	$2,188,165

Balance at January 1, 2017	$—	$(1,077,100)	$3,069,822	$1,992,722
Net income	—	124,706	155,836	280,542
Capital contributions	—	974	—	974
Equity-based compensation plans	—	261	190	451
Distributions to noncontrolling interest unitholders of EQM	—	—	(102,260)	(102,260)
Distributions to EQGP unitholders	—	(97,949)	—	(97,949)
Balance at June 30, 2017	$—	$(1,049,108)	$3,123,588	$2,074,480

(1)
As discussed in Note A, EQGP’s consolidated financial statements for the six months ended June 30, 2016 have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, because the transaction was between entities under common control.

(2)	Includes the impact of EQM's public equity offerings.

The accompanying notes are an integral part of these consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

A.	Financial Statements

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQGP as of June 30, 2017 and December 31, 2016, the results of its operations for the three and six months ended June 30, 2017 and 2016 and its cash flows and equity for the six months ended June 30, 2017 and 2016. Certain previously reported amounts have been reclassified to conform to the current year presentation. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Due to the seasonal nature of EQM’s utility customer contracts, the interim statements for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQGP's Annual Report on Form 10-K for the year ended December 31, 2016 as well as “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. EQGP expects to adopt the ASUs using the modified retrospective method of adoption on January 1, 2018. During 2016, EQGP completed an analysis of the impact of the standard on its broad contract types. As a result, EQGP anticipates that this standard will not have a material impact on net income. EQGP has made significant progress in performing a detailed review of the impact of the standard on each of its contracts, which it expects to complete in the third quarter of 2017. EQGP is evaluating the impact of the standard on its related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The changes primarily affect the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This standard will eliminate the cost method of accounting for equity investments. The ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption of certain provisions permitted. EQGP will adopt this standard in the first quarter of 2018 and does not expect that the adoption will have a material impact on its financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the presentation and classification of eight specific cash flow issues. The amendments in the ASU will be effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. EQGP adopted this standard in the second quarter of 2017 with no material impact on its financial statements and related disclosures.

B.	October 2016 Acquisition

Effective October 1, 2016, EQM acquired from EQT 100% of the outstanding limited liability company interests of AVC and Rager as well as the Gathering Assets. The aggregate consideration paid by EQM to EQT of $275 million was funded by borrowings under the $750 Million Facility (as defined in Note G).

Prior to the October 2016 Acquisition, EQM operated the AVC facilities as part of its transmission and storage system under a lease agreement with EQT. The lease was a capital lease under GAAP; therefore, revenues and expenses associated with the AVC facilities were included in EQM’s historical consolidated financial statements and the AVC facilities were depreciated over the lease term of 25 years. In conjunction with the October 2016 Acquisition, the lease agreement was terminated. As a result, EQGP's recast of the consolidated financial statements included recasting depreciation expense recognized for the periods prior to the transaction to reflect the pipeline’s useful life of 40 years. The cumulative capital lease depreciation recorded for periods prior to the transaction was eliminated through equity at the time of the acquisition and the consolidated financial statements now reflect the depreciation expense based on the 40 year useful life. This adjustment increased previously reported net income by $1.4 million and $3.4 million for the three and six months ended June 30, 2016, respectively.

C.	Equity and Net Income per Limited Partner Unit

EQGP Equity. As of June 30, 2017, EQT indirectly held 239,715,000 EQGP common units, representing a 90.1% limited partner interest, and the entire non-economic general partner interest in EQGP.

Net Income per Limited Partner Unit. Net income attributable to AVC, Rager and the Gathering Assets for periods prior to October 1, 2016 was not allocated to the limited partners for purposes of calculating net income per limited partner unit. The weighted average phantom unit awards included in the calculation of basic weighted average limited partner units outstanding was 20,593 and 10,777 for the three months ended June 30, 2017 and 2016, respectively, and 19,247 and 9,214 for the six months ended June 30, 2017 and 2016, respectively.

EQM Equity. The following table summarizes EQM's limited partner common units and general partner units issued from January 1, 2016 through December 31, 2016. EQM did not issue any units during the first six months of 2017.

	EQM Limited Partner Common Units	EQM General Partner Units	Total
Balance at January 1, 2016	77,520,181	1,443,015	78,963,196
2014 EQM Value Driver Award Program issuance	19,796	—	19,796
EQM Total Return Program issuance	92,472	—	92,472
$750 Million ATM Program	2,949,309	—	2,949,309
Balance at December 31, 2016	80,581,758	1,443,015	82,024,773

As of June 30, 2017, EQGP and its subsidiaries owned 21,811,643 EQM common units, representing a 26.6% limited partner interest, 1,443,015 EQM general partner units, representing a 1.8% general partner interest, and all of the incentive distribution rights (IDRs) in EQM.

D.	Financial Information by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands)
Revenues from external customers (including affiliates):
Gathering	$112,145	$100,155	$214,474	$198,164
Transmission	86,821	77,887	187,918	165,664
Total operating revenues	$198,966	$178,042	$402,392	$363,828

Operating income:
Gathering	$83,310	$73,175	$156,899	$145,779
Transmission	57,782	55,854	129,306	120,370
Headquarters	(589)	(774)	(1,801)	(1,731)
Total operating income	$140,503	$128,255	$284,404	$264,418

Reconciliation of operating income to net income:
Other income	6,709	10,409	12,718	18,011
Net interest expense	8,658	4,092	16,580	8,643
Income tax expense	—	3,485	—	6,920
Net income	$138,554	$131,087	$280,542	$266,866

	June 30, 2017	December 31, 2016
	(Thousands)
Segment assets:
Gathering	$1,382,076	$1,292,713
Transmission	1,441,607	1,413,631
Total operating segments	2,823,683	2,706,344
Headquarters, including cash	397,504	370,105
Total assets	$3,221,187	$3,076,449

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands)
Depreciation and amortization:
Gathering	$9,555	$7,594	$18,415	$14,857
Transmission	11,845	6,937	23,532	13,681
Total	$21,400	$14,531	$41,947	$28,538

Expenditures for segment assets:
Gathering	$53,708	$86,278	$102,546	$159,365
Transmission	29,978	115,946	51,367	176,017
Total (1)	$83,686	$202,224	$153,913	$335,382

(1)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $31.2 million, $34.0 million and $26.7 million at June 30, 2017, March 31, 2017 and December 31, 2016, respectively. Accrued capital expenditures were approximately $50.7 million, $32.7 million and $24.1 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively.

E.	Related Party Transactions

In the ordinary course of business, EQGP and EQM engage in transactions with EQT and its affiliates. EQM has various contracts with EQT affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements. EQGP and EQM each have an omnibus agreement with EQT. Pursuant to the omnibus agreements, EQT performs centralized corporate, general and administrative services for EQGP and EQM. In exchange, EQGP and EQM reimburse EQT for the expenses incurred in providing these services, including direct and indirect costs and expenses attributable to EQT's long-term incentive programs. Pursuant to an operation and management services agreement, EQT Gathering, LLC (EQT Gathering), an indirect wholly owned subsidiary of EQT, provides EQM’s pipelines and storage facilities with certain operational and management services. EQM reimburses EQT Gathering for such services pursuant to the terms of the EQM omnibus agreement. The expenses for which EQGP and EQM reimburse EQT and its subsidiaries may not necessarily reflect the actual expenses that EQGP and EQM would incur on a stand-alone basis and EQGP and EQM are unable to estimate what those expenses would be on a stand-alone basis.

F.	Investment in Unconsolidated Entity

MVP Joint Venture. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of June 30, 2017. The MVP Joint Venture has been determined to be a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions require the approval of owners holding more than a 66 2/3% interest in the MVP Joint Venture and no one member owns more than a 66 2/3% interest. EQM accounts for the interest in the MVP Joint Venture as an equity method investment as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture.

In May 2017, the MVP Joint Venture issued a capital call notice to MVP Holdco, LLC (MVP Holdco), a direct wholly owned subsidiary of EQM, for $18.3 million, of which $5.5 million was paid on July 13, 2017 and the remaining $12.8 million is expected to be paid on August 15, 2017. The capital contribution payable has been reflected on the consolidated balance sheet as of June 30, 2017 with a corresponding increase to EQM's investment in the MVP Joint Venture.

Equity income related to EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP is reported in other income in the statements of consolidated operations and was $5.1 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively, and $9.4 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

As of June 30, 2017, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $352 million, which included the investment in unconsolidated entity balance on the consolidated balance sheet as of June 30, 2017 and amounts which could have become due under the performance guarantee as of that date.

G.	Credit Facility Borrowings

EQGP Working Capital Facility. EQGP has a Working Capital Loan Agreement with EQT (the Working Capital Facility) that provides for interest bearing loans of up to $50 million outstanding at any one time and matures on the earlier of February 18, 2019 or at least 90 days after EQT gives notice of termination.

EQGP had $0.1 million of borrowings outstanding under the Working Capital Facility as of June 30, 2017 and December 31, 2016 which were included in due to related party on the consolidated balance sheets. The maximum amounts of EQGP’s outstanding borrowings under the credit facility was $0.2 million during each of the three months ended June 30, 2017 and 2016 and $0.3 million and $0.2 million during the six months ended June 30, 2017 and 2016, respectively. The average daily balances of borrowings were approximately $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $0.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. Interest was incurred at weighted average annual interest rates of approximately 2.5% and 1.9% for the three months ended June 30, 2017 and 2016, respectively, and approximately 2.4% and 1.9% for the six months ended June 30, 2017 and 2016, respectively.

EQM $750 Million Facility. EQM has a $750 million credit facility that expires in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. EQM’s $750 Million Facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The most significant covenants and events of default under the $750 Million Facility relate to maintenance of a permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the $750 Million Facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). In July 2017, EQM entered into a commitment letter related to a proposed amendment and restatement of its unsecured credit facility (the EQM Revolver Amendment) which, among other matters, would extend the maturity date of the credit facility to five years from the closing of the EQM Revolver Amendment and increase the amount of the credit facility to $1 billion. EQM expects to close the EQM Revolver Amendment during the third quarter of 2017.

EQM had no borrowings outstanding on its $750 Million Facility as of June 30, 2017 and December 31, 2016. There were no borrowings outstanding at any time during the six months ended June 30, 2017. During the three and six months ended June 30, 2016, the maximum amounts of EQM’s outstanding borrowings under the credit facility at any time were $128 million and $299 million, respectively, and the average daily balances were approximately $33 million and $83 million, respectively. Interest was incurred at a weighted average annual interest rate of approximately 1.9% for the three and six months ended June 30, 2016.

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

EQM had $40 million of borrowings outstanding on the 364-Day Facility as of June 30, 2017 and had no borrowings outstanding as of December 31, 2016. During the three and six months ended June 30, 2017, the maximum amount of EQM’s outstanding borrowings under the credit facility at any time was $100 million and the average daily balances were approximately $55 million and $40 million, respectively. For the three and six months ended June 30, 2017, interest was incurred at a weighted average annual interest rate of approximately 2.2% and 2.1%, respectively.

As of June 30, 2017, EQGP and EQM were in compliance with all debt provisions and covenants.

H.	Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair values. The carrying value of the credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value. As EQM's long-term debt is not actively traded, its fair value is a Level 2 fair value measurement estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk. As of June 30, 2017 and December 31, 2016, the estimated fair value of EQM's long-term debt was approximately $1,020 million and $982 million, respectively, and the carrying value of EQM's long-term debt was approximately $987 million and $986 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement which is estimated using an income approach model utilizing a market-based discount rate. As of June 30, 2017 and December 31, 2016, the estimated fair value of the Preferred Interest was approximately $133 million and $132 million, respectively, and the carrying value of the Preferred Interest was approximately $121 million and $123 million, respectively.

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

The following table presents amounts included in EQGP's consolidated balance sheets that were for the use or obligation of EQM.

Classification	June 30, 2017	December 31, 2016
	(Thousands)
Assets:
Cash and cash equivalents	$11,530	$60,368
Accounts receivable	21,261	20,662
Accounts receivable – affiliate	85,433	81,358
Other current assets	6,601	9,671
Net property, plant and equipment	2,696,154	2,578,834
Investment in unconsolidated entity	260,737	184,562
Other assets	$137,926	$140,385
Liabilities:
Accounts payable	$42,755	$35,830
Due to related party	23,754	19,027
EQM credit facility borrowings	40,000	—
Capital contribution payable to MVP Joint Venture	18,318	11,471
Accrued interest	10,057	12,016
Accrued liabilities	13,214	8,648
Long-term debt	986,542	985,732
Other long-term liabilities	$9,974	$9,562

K.	Distributions

The following table summarizes the quarterly cash distributions declared by EQM and EQGP to their respective unitholders from January 1, 2016 through June 30, 2017.

Quarter Ended	EQM Distribution per Common Unit	EQM Total Distribution	EQM Total Distribution to EQGP	EQGP Distribution per Common Unit	EQGP Total Distribution
	(Thousands, except per unit amounts)
2016
March 31	$0.745	$78,093	$36,506	$0.134	$35,666
June 30	0.78	86,595	40,755	0.15	39,925
September 30	0.815	92,208	44,310	0.165	43,917
December 31	$0.85	$97,822	$47,867	$0.177	$47,111
2017
March 31	$0.89	$104,238	$51,933	$0.191	$50,838
June 30 (1)	$0.935	$111,455	$56,505	$0.21	$55,895

(1)
On July 25, 2017, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the second quarter of 2017 of $0.935 per common unit. The cash distribution will be paid on August 14, 2017 to unitholders of record at the close of business on August 4, 2017. Based on the 80,581,758 EQM common units outstanding on July 27, 2017, cash distributions to EQGP will be approximately $20.4 million related to its limited partner interest, $1.9 million related to its general partner interest and $34.2 million related to its IDRs in EQM. The distribution amounts to EQGP related to its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the second quarter 2017 distribution.

On July 25, 2017, the Board of Directors of the EQGP General Partner declared a cash distribution to EQGP’s unitholders for the second quarter of 2017 of $0.21 per common unit. The cash distribution will be paid on August 23, 2017 to unitholders of record at the close of business on August 4, 2017.

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

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQGP, including guidance regarding EQM's gathering and transmission and storage revenue and volume growth; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering and transmission expansion projects); the cost, capacity, timing of regulatory approvals and anticipated in-service date of the MVP project; expansion projects in EQM's areas of operations and in areas that would provide access to new markets; asset acquisitions, including EQM's ability to complete asset acquisitions from EQT or third parties; the expected benefits to EQM of EQT's proposed acquisition of Rice Energy Inc. (Rice), including whether EQT will complete the proposed acquisition and, if so, whether it will sell Rice's remaining midstream assets to EQM; the amount and timing of distributions, including expected increases; the amounts and timing of projected capital contributions and operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; the impact of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  EQGP has based these forward-looking statements on current expectations and assumptions about future events. While EQGP considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQGP's control. The risks and uncertainties that may affect the operations, performance and results of EQGP's and EQM's business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in EQGP’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

EXECUTIVE OVERVIEW

For the three months ended June 30, 2017, EQM reported net income of $139.1 million compared to $131.9 million for the three months ended June 30, 2016. The increase primarily resulted from higher revenues from both gathering and transmission, which were driven mainly by third party and affiliate production development in the Marcellus Shale, and lower income taxes, partly offset by an increase in operating expenses, higher net interest expense and lower other income.

For the six months ended June 30, 2017, EQM reported net income of $282.3 million compared to $268.6 million for the six months ended June 30, 2016. The increase primarily resulted from higher revenues from both transmission and gathering, which were driven mainly by third party and affiliate production development in the Marcellus Shale, and lower income taxes, partly offset by an increase in operating expenses, higher net interest expense and lower other income.

EQM declared a cash distribution to its unitholders of $0.935 per unit on July 25, 2017, which was 5% higher than the first quarter 2017 distribution of $0.89 per unit and 20% higher than the second quarter 2016 distribution of $0.78 per unit.

EQGP declared a cash distribution to its unitholders of $0.21 per unit on July 25, 2017, which was 10% higher than the first quarter 2017 distribution of $0.191 per unit and 40% higher than the second quarter 2016 distribution of $0.15 per unit.

Items Affecting the Comparability of EQGP's Financial Results to Those of EQM

The following table reconciles the differences between EQM net income as reported in EQM's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017 and 2016 and net income attributable to EQGP for the same period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands)
Net income attributable to EQM	$139,139	$131,859	$282,335	$268,594
Less:
Net income attributable to EQM noncontrolling interests	75,224	72,744	155,836	150,531
Additional expenses, net	585	772	1,793	1,728
Net income attributable to EQGP	$63,330	$58,343	$124,706	$116,335

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

GATHERING RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$101,858	$83,560	21.9	$196,129	$165,567	18.5
Volumetric based fee revenues:
Usage fees under firm contracts (1)	6,479	11,039	(41.3)	11,300	21,491	(47.4)
Usage fees under interruptible contracts	3,808	5,556	(31.5)	7,045	11,106	(36.6)
Total volumetric based fee revenues	10,287	16,595	(38.0)	18,345	32,597	(43.7)
Total operating revenues	112,145	100,155	12.0	214,474	198,164	8.2
Operating expenses:
Operating and maintenance	10,408	9,123	14.1	20,863	18,068	15.5
Selling, general and administrative	8,872	10,263	(13.6)	18,297	19,460	(6.0)
Depreciation and amortization	9,555	7,594	25.8	18,415	14,857	23.9
Total operating expenses	28,835	26,980	6.9	57,575	52,385	9.9
Operating income	$83,310	$73,175	13.9	$156,899	$145,779	7.6

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	1,780	1,535	16.0	1,754	1,478	18.7
Volumetric based services (2)	281	462	(39.2)	253	469	(46.1)
Total gathered volumes	2,061	1,997	3.2	2,007	1,947	3.1

Capital expenditures	$53,708	$86,278	(37.8)	$102,546	$159,365	(35.7)

(1)	Includes fees on volumes gathered in excess of firm contracted capacity.

(2)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Gathering revenues increased by $12.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 driven by third party and affiliate production development in the Marcellus Shale. EQM increased firm reservation fee revenues primarily as a result of affiliates and third parties contracting for additional firm gathering capacity on various affiliate wellhead gathering expansion projects and the Range Resources Corporation (Range Resources) Header Pipeline project. The decrease in usage fees under firm contracts was due to lower affiliate volumes in excess of firm contracted capacity. The decrease in usage fees under interruptible contracts was primarily due to the additional contracts for firm capacity.

Operating expenses increased by $1.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Operating and maintenance expense increased primarily as a result of higher repairs and maintenance expenses associated with increased throughput. Selling, general and administrative expenses decreased primarily due to lower corporate allocations from EQT as a result of EQT’s shift in focus during 2017 from midstream drop-down transactions to upstream asset and corporate acquisition projects. The increase in depreciation and amortization expense resulted from additional assets placed in-service including those associated with the Range Resources Header Pipeline project and the NWV Gathering expansion project.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Gathering revenues increased by $16.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 driven by third party and affiliate production development in the Marcellus Shale. EQM increased firm reservation fee revenues primarily as a result of affiliates and third parties contracting for additional firm gathering capacity on various affiliate wellhead gathering expansion projects and the Range Resources Header Pipeline project. The decrease in usage fees under firm contracts was due to lower affiliate volumes in excess of firm contracted capacity. The decrease in usage fees under interruptible contracts was primarily due to the additional contracts for firm capacity.

Operating expenses increased by $5.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Operating and maintenance expense increased primarily as a result of higher personnel costs. Selling, general and administrative expenses decreased primarily due to lower corporate allocations from EQT as a result of EQT’s shift in focus during 2017 from midstream drop-down transactions to upstream asset and corporate acquisition projects partly offset by increases in other miscellaneous administrative costs of $1.3 million. The increase in depreciation and amortization expense resulted from additional assets placed in-service including those associated with the Range Resources Header Pipeline project and the NWV Gathering expansion project.

TRANSMISSION RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$79,512	$60,284	31.9	$171,786	$130,393	31.7
Volumetric based fee revenues:
Usage fees under firm contracts (1)	3,503	14,245	(75.4)	6,360	27,674	(77.0)
Usage fees under interruptible contracts	3,806	3,358	13.3	9,772	7,597	28.6
Total volumetric based fee revenues	7,309	17,603	(58.5)	16,132	35,271	(54.3)
Total operating revenues	86,821	77,887	11.5	187,918	165,664	13.4
Operating expenses:
Operating and maintenance	10,173	7,230	40.7	20,004	15,421	29.7
Selling, general and administrative	7,021	7,866	(10.7)	15,076	16,192	(6.9)
Depreciation and amortization	11,845	6,937	70.8	23,532	13,681	72.0
Total operating expenses	29,039	22,033	31.8	58,612	45,294	29.4
Operating income	$57,782	$55,854	3.5	$129,306	$120,370	7.4

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,218	1,486	49.3	2,171	1,554	39.7
Volumetric based services (2)	21	570	(96.3)	24	528	(95.5)
Total transmission pipeline throughput	2,239	2,056	8.9	2,195	2,082	5.4

Average contracted firm transmission reservation commitments (BBtu per day)	3,341	2,401	39.2	3,542	2,703	31.0

Capital expenditures	$29,978	$115,946	(74.1)	$51,367	$176,017	(70.8)

(1)	Includes commodity charges and fees on all volumes transported under firm contracts as well as transmission fees on volumes in excess of firm contracted capacity.

(2)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Transmission and storage revenues increased by $8.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Firm reservation fee revenues increased due to affiliates contracting for additional firm capacity on the Ohio Valley Connector (OVC). The firm capacity on the OVC resulted in lower affiliate usage fees under firm contracts.

Operating expenses increased by $7.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increases in operating and maintenance expense and depreciation and amortization expense were the result of the OVC project placed in-service in the fourth quarter of 2016. Operating and maintenance expense increased primarily due to property taxes on the OVC. Selling, general and administrative expenses decreased primarily due to lower corporate allocations from EQT as a result of EQT’s shift in focus during 2017 from midstream drop-down transactions to upstream asset and corporate acquisition projects.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Transmission and storage revenues increased by $22.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Firm reservation fee revenues increased due to affiliates and third parties contracting for additional firm capacity, primarily on the OVC, as well as higher contractual rates on existing contracts in the current year. The firm capacity on the OVC resulted in lower affiliate usage fees under firm contracts.

Operating expenses increased by $13.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Operating and maintenance expense increased primarily as a result of property taxes on the OVC and higher personnel costs. Selling, general and administrative expenses decreased primarily due to lower corporate allocations from EQT as a result of EQT’s shift in focus during 2017 from midstream drop-down transactions to upstream asset and corporate acquisition projects. Depreciation and amortization expense increased primarily as a result of the OVC project placed in-service in the fourth quarter of 2016.

Other Income Statement Items

Other income decreased by $3.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily driven by decreased AFUDC - equity of $4.2 million associated with the OVC project placed in-service in the fourth quarter of 2016 and distributions from EES of $2.8 million for the three months ended June 30, 2016 which were recorded as other income in 2016, partly offset by higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP. Other income decreased by $5.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily driven by distributions from EES of $5.5 million for the six months ended June 30, 2016 which were recorded as other income in 2016 and decreased AFUDC - equity of $5.4 million associated with the OVC project placed in-service in the fourth quarter of 2016, partly offset by higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP.

Net interest expense increased by $4.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily driven by $5.2 million of interest incurred on EQM's long-term debt issued in November 2016 and lower capitalized interest and AFUDC - debt of $0.8 million associated with decreased spending on regulated projects, partly offset by $1.7 million of interest income recorded on distributions from EES in 2017. Net interest expense increased by $7.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily driven by $10.3 million of interest incurred on EQM's long-term debt issued in November 2016 and lower capitalized interest and AFUDC - debt of $0.9 million associated with decreased spending on regulated projects, partly offset by $3.4 million of interest income recorded on distributions from EES in 2017.

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

Reconciliation of EQM Non-GAAP Financial Measures

The following table presents a reconciliation of EQM's non-GAAP financial measures of adjusted EBITDA and distributable cash flow with the most directly comparable EQM GAAP financial measures of net income and net cash provided by operating activities as derived from EQM's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands)
Net income	$139,139	$131,859	$282,335	$268,594
Add:
Net interest expense	8,662	4,094	16,588	8,646
Depreciation and amortization expense	21,400	14,531	41,947	28,538
Income tax expense	—	3,485	—	6,920
Preferred Interest payments received post conversion	2,746	—	5,492	—
Non-cash long-term compensation expense	—	—	225	195
Less:
Equity income	(5,111)	(1,850)	(9,388)	(3,439)
AFUDC – equity	(1,598)	(5,793)	(3,297)	(8,730)
Pre-acquisition capital lease payments for AVC (1)	—	(4,036)	—	(13,400)
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition (2)	—	(4,154)	—	(7,617)
Adjusted EBITDA	$165,238	$138,136	$333,902	$279,707
Less:
Net interest expense excluding interest income on the Preferred Interest	(10,374)	(4,094)	(20,026)	(8,645)
Capitalized interest and AFUDC – debt	(1,008)	(1,808)	(2,608)	(3,544)
Ongoing maintenance capital expenditures net of expected reimbursements (3)	(3,462)	(3,161)	(6,070)	(5,130)
Distributable cash flow	$150,394	$129,073	$305,198	$262,388

Net cash provided by operating activities	$158,883	$160,046	$320,305	$276,373
Adjustments:
Pre-acquisition capital lease payments for AVC (1)	—	(4,036)	—	(13,400)
Capitalized interest and AFUDC – debt	(1,008)	(1,808)	(2,608)	(3,544)
Principal payments received on the Preferred Interest	1,034	—	2,054	—
Ongoing maintenance capital expenditures net of expected reimbursements (3)	(3,462)	(3,161)	(6,070)	(5,130)
Current tax expense	—	463	—	923
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition (2)	—	(4,154)	—	(7,617)
Other, including changes in working capital	(5,053)	(18,277)	(8,483)	14,783
Distributable cash flow	$150,394	$129,073	$305,198	$262,388

(1)	Reflects capital lease payments due under the lease. These lease payments were generally made monthly on a one month lag prior to the October 2016 Acquisition.

(2)
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition for the periods presented was excluded from EQM’s adjusted EBITDA calculations as these amounts were generated by AVC, Rager and the Gathering Assets prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM’s unitholders. Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition for the three and six months ended June 30, 2016 was calculated as net income of $0.5 million and $0.7 million, respectively, plus depreciation and amortization expense of $0.8 million and $1.4 million, respectively, plus income tax expense of $3.5 million and $6.9 million, respectively, less interest income of $0.1 million and $0.4 million, respectively, less AFUDC - equity of $0.5 million and $1.0 million, respectively.

Adjusted EBITDA attributable to AVC, excluding income tax expense and AFUDC - equity, was previously included in EQM's results as a result of the capital lease and was eliminated from adjusted EBITDA by subtracting the capital lease payment; therefore, there is no adjustment for AVC's adjusted EBITDA prior to acquisition other than the capital lease payments, income tax expense and AFUDC - equity. Net income for AVC including decreased depreciation expense related to the 40 year useful life of the pipeline was $6.6 million and $14.0 million for the three and six months ended June 30, 2016, respectively (see Note B to the consolidated financial statements).

(3)
Ongoing maintenance capital expenditures net of expected reimbursements excludes ongoing maintenance that EQM expects to be reimbursed or that was reimbursed by EQT under the terms of EQM's omnibus agreement of $1.0 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. Additionally, it excludes ongoing maintenance attributable to AVC, Rager and the Gathering Assets prior to acquisition of $2.1 million and $5.0 million for the three and six months ended June 30, 2016, respectively.

See "Executive Overview" above for a discussion of EQM's net income, the GAAP financial measure most directly comparable to adjusted EBITDA. EQM's adjusted EBITDA increased by $27.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and $54.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily as a result of higher operating income on increased revenues driven by production development in the Marcellus Shale and the October 2016 Acquisition, which resulted in EBITDA subsequent to the transaction being reflected in adjusted EBITDA, including the elimination of the AVC lease payment.

EQM's net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, increased by $43.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The drivers for this change are substantively the same as those for the change in EQGP's net cash provided by operating activities as discussed in "Capital Resources and Liquidity." EQM's distributable cash flow increased by $21.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and $42.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 mainly attributable to the increase in EQM's adjusted EBITDA partly offset by increased net interest expense.

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

EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and third party producers:

•
Affiliate Wellhead Gathering Expansion. EQM expects to invest $200 million to $230 million in 2017 on gathering expansion projects supported by EQT Production development in the Marcellus. EQM plans to install approximately 30 miles of gathering pipeline and 10,000 horsepower compression in its gathering systems across northern West Virginia and southwestern Pennsylvania during 2017.

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of June 30, 2017. The 42 inch diameter MVP has a targeted capacity of 2.0 Bcf per day and is estimated to span 300 miles extending from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2017, EQM expects to provide capital contributions of approximately $200 million to the MVP Joint Venture, primarily in support of materials, land, engineering design, environmental work and construction activities. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. On June 23, 2017, the FERC issued the Final Environmental Impact Statement for the project and the MVP Joint Venture anticipates receiving the FERC certificate by the fourth quarter of 2017. The pipeline is targeted to be placed in-service during the fourth quarter of 2018.

•
Transmission Expansion. EQM plans to invest $60 million to $80 million on transmission expansion projects in 2017 including Equitrans expansion projects and modernization projects on the AVC facilities. The AVC modernization projects primarily consist of the replacement of approximately 20 miles of pipeline.

•
Supply Hub Expansion. These expansion projects are designed to increase deliverable capacity to EQM's Mobley hub, which is the origin of both the OVC and the MVP. These gathering and/or transmission projects include additional compression, pipeline looping and new header pipelines. In total, the projects are expected to add up to 1.5 Bcf per day of capacity to EQM's systems.

See further discussion of capital expenditures in the “EQM Capital Requirements” section below.

Rice Transaction. On June 19, 2017, EQT announced that it had entered into a definitive agreement to acquire Rice. Completion of the transaction is subject to the approval of both EQT shareholders and Rice stockholders, as well as certain customary closing conditions.  As part of the transaction, EQT will acquire the midstream assets currently held at Rice. EQT announced that it intends to sell these retained midstream assets to EQM through one or more drop-down transactions. In addition to the potential drop-down opportunities, EQM expects to benefit from increased organic growth opportunities due to the combination of the EQT and Rice acreage positions if the transaction is completed.

OVC Rate. On July 14, 2017, subject to the terms of an existing contract, Equitrans, L.P. filed with the FERC for a negotiated rate adjustment on the OVC. If approved, EQM expects to record approximately $1 million per quarter of higher revenues as a result of the new rate, as well as approximately $3 million of additional revenues related to the period October 1, 2016 through June 30, 2017 as the amendment is retroactive.

Commodity Prices. EQM’s business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets. Appalachian Basin market prices for natural gas were depressed throughout 2016 and the first six months of 2017. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM’s current areas of operation are strategically more attractive to them. EQT, or third party customers on EQM's systems, may reduce capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting and retaining unaffiliated third party customers, which accounted for 48% of transmission and storage revenues and 9% of gathering revenues for the six months ended June 30, 2017, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system as well as the volumes gathered on its gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in EQM's areas of operations is not economical or that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to EQM.

EQGP and EQM believe the high percentage of EQM's revenues derived from reservation charges under long-term, firm contracts will help to mitigate the risk of revenue fluctuations due to changes in near-term supply and demand conditions and commodity prices. For more information see “Risks Inherent in EQM’s Business - Any significant decrease in production of natural gas in EQM’s areas of operation could adversely affect its business and operating results and reduce its cash available to make distributions" included in Item 1A, "Risk Factors" of EQGP's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Operating Activities

Net cash flows provided by operating activities totaled $319.7 million for the six months ended June 30, 2017 compared to $275.1 million for the six months ended June 30, 2016. The increase was primarily driven by higher operating income for which contributing factors are discussed in the “Executive Overview” and "Business Segment Results of Operations" sections herein and the timing of working capital payments between the two periods.

Investing Activities

Net cash flows used in investing activities totaled $207.3 million for the six months ended June 30, 2017 compared to $336.9 million for the six months ended June 30, 2016. The decrease was primarily attributable to decreased capital expenditures as further described in the "Capital Requirements" section herein partly offset by increased capital contributions to the MVP Joint Venture and sales of interests in the MVP Joint Venture in 2016.

Financing Activities

Net cash used in financing activities totaled $160.0 million for the six months ended June 30, 2017 compared to $214.8 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, the primary uses of financing cash flows were distributions paid to EQM's noncontrolling interest unitholders and EQGP unitholders and the primary source of financing cash flows was net EQM credit facility borrowings. For the six months ended June 30, 2016, the primary uses of financing cash flows were net repayments of EQM credit facility borrowings and distributions paid to EQM's noncontrolling interest unitholders and EQGP unitholders and the primary source of financing cash flows was proceeds from the sale of EQM common units under the $750 Million ATM Program.

EQM Capital Requirements

The gathering, transmission and storage businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations. The following table presents EQM's capital expenditures for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands)
Expansion capital expenditures (1)	$80,224	$196,820	$146,869	$324,770
Maintenance capital expenditures:
Ongoing maintenance	3,462	5,303	7,044	10,336
Funded regulatory compliance	—	101	—	276
Total maintenance capital expenditures	3,462	5,404	7,044	10,612
Total capital expenditures (2)	$83,686	$202,224	$153,913	$335,382

(1)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture of $40.2 million and $29.2 million for the three months ended June 30, 2017 and 2016, respectively, and $59.9 million and $40.7 million for the six months ended June 30, 2017 and 2016, respectively.

(2)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $31.2 million, $34.0 million and $26.7 million at June 30, 2017, March 31, 2017 and December 31, 2016, respectively. Accrued capital expenditures were approximately $50.7 million, $32.7 million and $24.1 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively.

Expansion capital expenditures decreased by $116.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and $177.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily as a result of decreased spending on the OVC project and the Range Resources Header Pipeline project. The final phase of the Range Resources Header Pipeline project was placed in-service during the second quarter of 2017 and now provides total firm gathering capacity of 600 MMcf per day. EQM estimates the total project cost to be approximately $250 million with approximately $40 million to be spent in 2017. The OVC project was placed into service in the fourth quarter of 2016.

In 2017, expansion capital expenditures and capital contributions to the MVP Joint Venture are expected to be $500 million to $550 million and ongoing maintenance capital expenditures are expected to be approximately $30 million, net of reimbursements. EQM’s future capital investments may vary significantly from period to period based on the available investment opportunities and are expected to grow substantially in future periods for the capital contributions to the MVP Joint Venture. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under its credit facilities, debt offerings and issuances of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential projects not committed as of the filing of this Quarterly Report on Form 10-Q.

Credit Facility Borrowings

See Note G to the consolidated financial statements for discussion of the EQGP and EQM credit facilities.

EQM Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at June 30, 2017.

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

EQM $750 Million ATM Program

As of July 27, 2017, EQM had approximately $443 million in remaining capacity under the $750 Million ATM Program.

Distributions

See Note K to the consolidated financial statements for discussion of distributions.

Commitments and Contingencies

As of June 30, 2017, no legal or regulatory claims or proceedings were pending or, to EQGP's knowledge, threatened against EQGP.

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

Critical Accounting Policies

EQGP’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in EQGP’s Annual Report on Form 10-K for the year ended December 31, 2016.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQGP’s consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended June 30, 2017. The application of EQGP’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

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

Credit Risk

EQGP is exposed to credit risk through EQM. Credit risk is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM’s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three month period when its tariffs do not require its customers to provide additional credit support. For some of EQM’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. For the six months ended June 30, 2017, approximately 87% of revenues were from investment grade counterparties. EQM is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans, L.P., EQM's wholly owned FERC-regulated subsidiary, by EQT Energy, LLC, one of Equitrans, L.P.’s largest customers and a wholly owned subsidiary of EQT. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At June 30, 2017, EQT’s public senior debt had an investment grade credit rating.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, EQGP's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2017, no legal or regulatory claims or proceedings were pending or, to EQGP's knowledge, threatened against EQGP.

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

Item 6. Exhibits

10.1
Amendment No. 1 to Gas Gathering Agreement for the WG-100 Gas Gathering System, dated as of April 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.

10.2	Amendment No. 4 to Jupiter Gas Gathering Agreement, dated as of June 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101	Interactive Data File.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT GP Holdings, LP
(Registrant)

By:	EQT GP Services, LLC, its General Partner

By:	/s/ Robert J. McNally
Robert J. McNally
Senior Vice President and Chief Financial Officer

Date:  July 27, 2017

INDEX TO EXHIBITS

Exhibit No.	Document Description	Method of Filing
10.1
Amendment No. 1 to Gas Gathering Agreement for the WG-100 Gas Gathering System, dated as of April 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended June 30, 2017.
10.2	Amendment No. 4 to Jupiter Gas Gathering Agreement, dated as of June 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.	Incorporated herein by reference to Exhibit 10.2 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended June 30, 2017.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.