Form 10-Q/A
period 2017-03-31
EQT GP Holdings, LP
filed 2017-08-16
CIK 1632933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2017, there were 266,165,000 Common Units outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (Form 10-Q/A) amends the Quarterly Report on Form 10-Q of EQT GP Holdings, LP (EQGP) for the quarter ended March 31, 2017, as originally filed with the Securities and Exchange Commission (the SEC) on April 27, 2017 (the Original Filing), to correct an inadvertent omission of certain language from paragraph 4 of the certification of its Principal Executive Officer filed as Exhibit 31.1 to the Original Filing and paragraph 4 of the certification of its Principal Financial Officer filed as Exhibit 31.2 to the Original Filing.  This Form 10-Q/A is being filed solely to include corrected Rule 13(a)-14(a) Certifications.

Except for the foregoing, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or update any disclosures contained in the Original Filing, which continues to speak as of the original date of the Original Filing (including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing, and such forward-looking statements should be read in their historical context).  Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and EQGP’s other filings made with the SEC subsequent to the Original Filing.

PART II.  OTHER INFORMATION

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

Date:  August 16, 2017

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

Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended March 31, 2017.

10.2	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 29, 2015, by and between EQT Corporation and M. Elise Hyland.	Incorporated herein by reference to Exhibit 10.2 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended March 31, 2017.

10.3	Transition Agreement and General Release, dated as of February 28, 2017, by and between EQT Corporation and M. Elise Hyland.	Incorporated herein by reference to Exhibit 10.3 to EQT Midstream Partners, LP’s Form 10-Q (#001-35574) for the quarterly period ended March 31, 2017.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Incorporated herein by reference to Exhibit 32 to EQT GP Holdings, LP’s Form 10-Q (#001-37380) for the quarterly period ended March 31, 2017.

101	Interactive Data File.	Incorporated herein by reference to Exhibit 101 to EQT GP Holdings, LP’s Form 10-Q (#001-37380) for the quarterly period ended March 31, 2017.