Form 10-K
period 2017-12-31
EQT GP Holdings, LP
filed 2018-02-15
CIK 1632933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
or
 FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER 001-37380

EQT GP Holdings, LP
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 625 Liberty Avenue, Suite 1700 Pittsburgh, Pennsylvania (Address of principal executive offices)	30-0855134 (IRS Employer Identification No.) 15222 (Zip Code)

Registrant's telephone number, including area code:  (412) 553-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒		Accelerated Filer ☐	Emerging Growth Company ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the Common Units held by non-affiliates of the registrant as of June 30, 2017: $788 million

At January 31, 2018, there were 266,165,000 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EQT GP HOLDINGS, LP AND SUBSIDIARIES

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA – a supplemental non-GAAP (as defined below) financial measure defined by EQT Midstream Partners, LP and subsidiaries (collectively, EQM) as net income plus net interest expense, depreciation and amortization expense, income tax expense (benefit) (if applicable), Preferred Interest payments received post conversion (as defined below) and non-cash long-term compensation expense less equity income, AFUDC – equity (as defined below), pre-acquisition capital lease payments for Allegheny Valley Connector, LLC (AVC) and adjusted EBITDA of assets prior to acquisition.

Allowance for Funds Used During Construction or AFUDC – carrying costs for the construction of certain long-lived regulated assets are capitalized and amortized over the related assets' estimated useful lives. The capitalized amount for construction of regulated assets includes debt cost and a designated cost of equity for financing the construction of these regulated assets.

Appalachian Basin – the area of the United States composed of those portions of West Virginia, Pennsylvania, Ohio, Maryland, Kentucky and Virginia that lie in the Appalachian Mountains.

British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

Disclosure Document – EQT’s 2018 Proxy Statement or amendment to its Annual Report on Form 10-K for the year ended December 31, 2017, as applicable, in each case, as filed or to be filed with the Securities and Exchange Commission (the SEC).

distributable cash flow – a supplemental non-GAAP financial measure defined by EQM as adjusted EBITDA less net interest expense excluding interest income on the Preferred Interest, capitalized interest and AFUDC – debt, and ongoing maintenance capital expenditures net of reimbursements.

EQGP omnibus agreement – the agreement entered into among EQT GP Holdings, LP and subsidiaries (collectively, EQGP), its general partner and EQT Corporation and subsidiaries (collectively, EQT) in connection with EQGP's initial public offering, pursuant to which EQT agreed to provide EQGP with, and EQGP agreed to reimburse EQT for, certain general and administrative services, and a license to use the name "EQT" and related marks in connection with EQGP's business.

EQM omnibus agreement – the agreement, as amended, entered into among EQM, its general partner, and EQT in connection with EQM's initial public offering, pursuant to which EQT agreed to provide EQM with, and EQM agreed to reimburse EQT for, certain general and administrative services and a license to use the name "EQT" and related marks in connection with EQM's business. The EQM omnibus agreement also provides for certain indemnification obligations between EQM and EQT.

firm contracts – contracts for gathering, transmission or storage services that obligate customers to pay a fixed monthly charge to reserve an agreed upon amount of pipeline or storage capacity regardless of the actual capacity used by a customer during each month.

gas – all references to "gas" refer to natural gas.

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

wellhead – the equipment at the surface of a well used to control the well's pressure and the point at which the hydrocarbons and water exit the ground.

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
CERCLA – Comprehensive Environmental Response, Compensation and Liability Act
DOT – U.S. Department of Transportation
FASB – Financial Accounting Standards Board
FERC – Federal Energy Regulatory Commission
GAAP – U.S. Generally Accepted Accounting Principles
IPO – Initial Public Offering
IRS – Internal Revenue Service
NGA – Natural Gas Act of 1938
NGPA – Natural Gas Policy Act of 1978
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
PHMSA – Pipeline and Hazardous Materials Safety Administration of the DOT
RCRA – Resource Conservation and Recovery Act
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
MMcf = million cubic feet
Tcfe = trillion cubic feet of natural gas equivalents, with one barrel of NGLs and crude oil being equivalent to 6,000 cubic feet of natural gas

Cautionary Statements

Disclosures in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10-K include the matters discussed in the sections captioned "Strategy" in Item 1, "Business" and "Outlook" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQGP and its subsidiaries, including EQM, including guidance regarding EQM's gathering and transmission and storage revenue and volume growth; the weighted average contract life of gathering, transmission and storage contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering and transmission expansion projects); the cost, capacity, timing of regulatory approvals and anticipated in-service date of the Mountain Valley Pipeline (MVP) project; the ultimate terms, partners and structure of the MVP Joint Venture; expansion projects in EQM's operating areas and in areas that would provide access to new markets; asset acquisitions, including EQM's ability to complete asset acquisitions from EQT or third parties; the expected benefits to EQM of EQT's acquisition of companies that contain midstream assets, including whether EQT will make those assets available to EQM; the expected benefits to EQGP and EQM of EQT's acquisition of Rice Energy Inc. (Rice), including whether EQT will sell the acquired Ohio midstream assets to EQM and the timing of any transaction; the timing of EQT's announcement of a decision for addressing its sum-of-the-parts discount; the amount and timing of distributions, including expected increases; the timing of the expected redemption of the Preferred Interest; the amounts and timing of EQM's projected capital contributions and operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; the impact of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position, including the effects of changes in tax law. The forward-looking statements included in this Annual Report on Form 10-K involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  EQGP has based these forward-looking statements on current expectations and assumptions about future events.  While EQGP considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQGP's control. The risks and uncertainties that may affect the operations, performance and results of EQGP's and EQM's business and forward-looking statements include, but are not limited to, those set forth under Item 1A, "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

EQGP, which completed its IPO on May 15, 2015, is a Delaware limited partnership formed in January 2015 to own EQT's partnership interests in EQM. EQT Midstream Services, LLC (EQM General Partner) is a direct wholly owned subsidiary of EQGP and is EQM's general partner. EQT GP Services, LLC (EQGP General Partner) is an indirect wholly owned subsidiary of EQT and is EQGP's general partner. When used for periods prior to the completion of the IPO, references in this Form 10-K to "EQGP" refer to EQGP's Predecessor, which includes the assets, liabilities and results of operations of the EQM General Partner and EQT Midstream Investments, LLC (EQM LP), an indirect wholly owned subsidiary of EQT that, together with the EQM General Partner, owned EQT's partnership interests in EQM prior to EQGP's IPO. When used for periods following the completion of the IPO, references in this Form 10-K to "EQGP" refer to EQGP in its individual capacity or to EQGP and its consolidated subsidiaries, including EQM, as the context requires. All references in this Annual Report on Form 10-K to "EQT" refer to EQT Corporation in its individual capacity or to EQT and its consolidated subsidiaries, as the context requires.

EQGP's consolidated financial statements have been retrospectively recast to include the historical results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, and NWV Gathering, which was acquired by EQM on March 17, 2015, as these were businesses and the transactions were between entities under common control.

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

EQGP has no operations independent from EQM. EQGP's only cash-generating assets are its partnership interests in EQM, which as of December 31, 2017 included 21,811,643 EQM common units, representing a 26.6% limited partner interest in EQM, 1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM, and all of the incentive distribution rights (IDRs) in EQM. The EQM General Partner is a wholly owned subsidiary of EQGP and controls EQM through its general partner interest in EQM. Therefore, the financial statements of EQM are consolidated in EQGP's financial statements.

EQM provides midstream services to EQT and multiple third parties in Pennsylvania, West Virginia and Ohio through its two primary assets: the gathering system, which delivers natural gas from wells and other receipt points to transmission pipelines, and the transmission and storage system, which delivers gas to local demand users and interstate pipelines for access to demand markets. EQM provides substantially all of its natural gas gathering, transmission and storage services under contracts with long-term, firm reservation and/or usage fees. This contract structure enhances the stability of EQM's cash flows and limits its direct exposure to commodity price risk. For the year ended December 31, 2017, approximately 91% of EQM's revenues were generated from capacity reservation charges under long-term firm contracts. Including contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, firm gathering contracts had a weighted average remaining term of approximately 8 years and firm transmission and storage contracts had a weighted average remaining term of approximately 15 years as of December 31, 2017, in each case based on total projected contracted revenues. EQM's operations are primarily focused in southwestern Pennsylvania and northern West Virginia, a strategic location in the natural gas shale plays known as the Marcellus, Upper Devonian and Utica Shales. This same region is also the primary operating area of EQT, EQM's largest customer. EQT accounted for approximately 73% of EQM's revenues generated for the year ended December 31, 2017.

Business Segments

Gathering Business Segment. As of December 31, 2017, EQM's gathering system included approximately 300 miles of high pressure gathering lines with approximately 2.3 Bcf per day of total firm contracted gathering capacity, compression of approximately 189,000 horsepower and multiple interconnect points with EQM's transmission and storage system. EQM's gathering system also included approximately 1,500 miles of FERC-regulated low pressure gathering lines. Gathering revenues represented approximately 54%, 54% and 53% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

In the ordinary course of its business, EQM pursues gathering expansion projects for affiliates and third party producers. EQM invested approximately $197 million on gathering projects in 2017 that added approximately 475 MMcf per day of firm gathering capacity in southwestern Pennsylvania. This included the final phase of the header pipeline for Range Resources Corporation (Range Resources), which was placed in-service during the second quarter of 2017. The system now provides total firm gathering capacity of 600 MMcf per day at a total project cost of approximately $240 million. This and other expansion projects, primarily for affiliates, supported increased gathered volumes of 11% and gathering revenues of 14% in 2017. In 2018, EQM estimates capital expenditures of approximately $300 million on gathering expansion projects, primarily driven by affiliate wellhead and header projects in Pennsylvania and West Virginia, including commencing preliminary construction activities on the Hammerhead project, a 1.2 Bcf per day gathering header pipeline connecting Pennsylvania and West Virginia production to the MVP.

EQM provides gathering services in two manners: firm service and interruptible service. The fixed monthly fee under a firm contract is referred to as a firm reservation fee, which is recognized ratably over the contract period based on the contracted volume regardless of the amount of natural gas that is gathered. If there is available system capacity, customers can flow gas above the firm commitment volumes for a usage charge per unit at a rate that is generally the same or lower than the firm capacity charge per unit. EQM has firm gas gathering agreements in high pressure development areas with approximately 2.3 Bcf per day of total firm contracted gathering capacity as of December 31, 2017. Including expected future capacity from expansion projects that are not yet fully constructed but for which EQM had entered into firm gathering agreements, approximately 2.4 Bcf per day of firm gathering capacity was subscribed under firm gathering contracts as of December 31, 2017. On EQM's low pressure regulated gathering system, the typical gathering agreement is interruptible and has a one year term with month-to-month roll over provisions terminable upon at least 30 days notice. The rates for gathering service on the regulated system are based on the maximum posted tariff rate and assessed on actual receipts into the gathering system. EQM generally does not take title to the natural gas gathered for its customers but retains a percentage of wellhead natural gas receipts to recover natural gas used to run its compressor stations and other requirements on all of its gathering systems.

Gathering System

Transmission Business Segment. As of December 31, 2017, EQM's transmission and storage system included an approximately 950-mile FERC-regulated interstate pipeline that connects to seven interstate pipelines and to LDCs. The transmission system is supported by 18 associated natural gas storage reservoirs with approximately 645 MMcf per day of peak withdrawal capacity, 43 Bcf of working gas capacity and 41 compressor units, with total throughput capacity of approximately 4.4 Bcf per day and compression of approximately 120,000 horsepower as of December 31, 2017. Revenues associated with EQM's transmission and storage system represented approximately 46%, 46% and 47% of its total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

In the ordinary course of its business, EQM pursues transmission projects aimed at profitably increasing system capacity. EQM invested approximately $111 million on transmission and storage system infrastructure in 2017. Revenues in 2017 increased by approximately $41 million or 12% compared to 2016.

In 2018, EQM will focus on the following transmission projects:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of December 31, 2017. The 42 inch diameter MVP has a targeted capacity of 2.0 Bcf per day and is estimated to span 300 miles extending from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets. As currently designed, the MVP is estimated to cost a total of approximately $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2018, EQM expects to provide capital contributions of $1.0 billion to $1.2 billion to the MVP Joint Venture. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. On October 13, 2017, the FERC issued the Certificate of Public Convenience and Necessity for the project. In early 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC. The MVP Joint Venture plans to commence construction in the first quarter of 2018. The pipeline is targeted to be placed in-service during the fourth quarter of 2018.

•
Transmission Expansion. In 2018, EQM estimates capital expenditures of approximately $100 million for other transmission expansion projects, primarily attributable to the Equitrans Expansion project. The Equitrans Expansion project is designed to provide north-to-south capacity on the mainline Equitrans system for deliveries to the MVP.

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

Including expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, approximately 5.1 Bcf per day of transmission capacity and 31.3 Bcf of storage capacity, respectively, were subscribed under firm transmission and storage contracts as of December 31, 2017.

As of December 31, 2017, approximately 89% of EQM's contracted transmission firm capacity was subscribed by customers under negotiated rate agreements under its tariff. Approximately 9% of EQM's contracted transmission firm capacity was subscribed at the recourse rates under its tariff, which are the maximum rates an interstate pipeline may charge for its services under its tariff. The remaining 2% of EQM's contracted transmission firm capacity was subscribed at discounted rates, which are less than the maximum rates an interstate pipeline may charge for its services under its tariff.

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

Transmission and Storage System

The following table provides a revenue breakdown by EQM business segment for the year ended December 31, 2017:

	Revenue Composition %
	Firm Contracts		Interruptible Contracts
	Capacity Reservation	Usage	Usage
	Charges	Charges	Fees	Total
Gathering	49%	4%	1%	54%
Transmission	42%	2%	2%	46%

For the year ended December 31, 2017, approximately 91% of total revenues were derived from firm reservation fees. As a result, EQM believes that short and medium term declines in volumes of gas produced, gathered, transported or stored on its systems will not have a significant impact on its results of operations, liquidity, financial position or ability to pay distributions because these firm reservation fees are paid regardless of volumes supplied to the system by customers. Longer term price declines could have an impact on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts which could impact EQM's results of operations, liquidity, financial position or ability to pay distributions to its unitholders, including EQGP. Additionally, long term declines in gas production in EQM's areas of operations would limit EQM's growth potential.

Strategy

EQGP's principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time, which can only be achieved if EQM meets its principal business objective of increasing the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing stability of its business. EQM expects to achieve its principal business objective through the following business strategies:

•
Capitalizing on economically attractive organic growth opportunities. EQM believes organic growth will be a key driver of growth in the future. EQM expects to grow its systems over time by meeting EQT's and third party customers' midstream service needs that result from their drilling activity in EQM's areas of operations. Further, EQM believes it has a competitive advantage in pursuing economically attractive organic expansion projects in its areas of operations as a result of its strategically located assets which cover portions of the Marcellus, Upper Devonian and Utica Shales that lack substantial natural gas pipeline infrastructure.

•
Increasing access to existing and new delivery markets. EQM is actively working to increase delivery interconnects with interstate pipelines, neighboring LDCs, large industrial facilities and electric generation plants in order to increase access to existing and new markets for natural gas consumption. In 2015, EQM began several multi-year transmission projects to support Marcellus, Upper Devonian and Utica Shale development, including the Ohio Valley Connector (OVC), the Equitrans Expansion project and the MVP. The OVC was placed in-service during the fourth quarter of 2016, providing shippers access to the Midwest markets. The Equitrans Expansion project is designed to provide north-to-south capacity on the mainline Equitrans system for deliveries to the MVP. This project and the MVP are expected to be constructed in 2018 and together will further diversify the market access on Equitrans by providing 2 Bcf per day of capacity to the growing Southeast demand markets.  EQM is also executing on the Hammerhead project.

•
Pursuing accretive acquisitions from EQT and third parties. EQM intends to seek opportunities to expand its existing operations through accretive acquisitions from EQT and third parties. EQT announced that it intends to sell the retained midstream assets it acquired in its acquisition of Rice Energy Inc. (Rice) to EQM through one or more drop-down transactions. See “EQGP's and EQM’s Relationship with EQT” for additional information regarding these assets. However, EQT is under no obligation to offer the acquisition opportunity to EQM. EQM will also evaluate and may pursue acquisition opportunities from third parties as they become available.

•
Attracting additional third party customers. EQM actively markets its midstream services to, and pursues strategic relationships with, third party producers and demand driven customers in order to attract additional volumes and/or expansion opportunities. EQM believes that its connectivity to interstate pipelines as well as its position as an early developer of midstream infrastructure within certain areas of the Marcellus, Upper Devonian and Utica Shales, will allow EQM to capture additional third party volumes in the future and attract additional demand customers who want access to the Appalachian Basin.

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

EQGP's and EQM's Relationship with EQT

EQT is an integrated energy company, with an emphasis on natural gas production, gathering and transmission. EQT conducts its business through five business segments: EQT Production, EQM Gathering, EQM Transmission, RMP Gathering and RMP Water. EQT Production is the largest natural gas producer in the United States, based on average daily sales volumes, with 21.4 Tcfe of proved natural gas, NGLs and crude oil reserves across approximately 4.0 million gross acres, including approximately 1.1 million gross acres in the Marcellus play, many of which have associated deep Utica and/or Upper Devonian drilling rights, and approximately 0.1 million gross acres in the Ohio Utica play as of December 31, 2017. EQM Gathering and EQM Transmission provide gathering, transmission and storage services for EQT's produced gas, as well as for independent third parties across the Appalachian Basin through EQM. RMP Gathering provides natural gas gathering and compression services primarily to EQT in the dry gas core of the Marcellus Shale in southwestern Pennsylvania through Rice Midstream Partners LP (RMP) (NYSE: RMP). RMP Water provides water services that support well completion activities and collects and recycles or disposes of flowback and produced water for EQT and third parties in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio through RMP.

As of December 31, 2017, EQGP owned a 1.8% general partner interest in EQM, all of EQM's IDRs and a 26.6% limited partner interest in EQM. As of December 31, 2017, EQT indirectly held 239,715,000 EQGP common units, representing a 90.1% limited partner interest, and 100% of the non-economic general partner interest in EQGP. Because of the significant interest in EQM that EQT owns through EQGP, EQT is positioned to directly benefit from committing additional natural gas volumes to EQM's systems and from facilitating organic growth opportunities and accretive acquisitions for EQM. Following EQT’s acquisition of Rice, EQM expects to have the opportunity to purchase additional midstream assets from EQT in the future. The opportunities are expected to include certain midstream assets previously owned by Rice that provide gathering services for EQT and third party’s produced gas in Belmont and Monroe Counties, Ohio. However, EQT is under no obligation to make acquisition opportunities available to EQM, is not restricted from competing with EQM and may acquire, construct or dispose of midstream assets without any obligation to offer EQM the opportunity to purchase or construct these assets.

EQGP's and EQM's relationships with EQT is also a source of potential conflicts. For example, neither EQT nor EQGP is restricted from competing with EQM, whether directly, through RMP (for EQT), or otherwise. In addition, all of the executive officers and five of the directors of the EQM General Partner also serve as officers and/or directors of EQT, three of the executive officers and four of the directors of the EQM General Partner also serve as officers and/or directors of the EQGP General Partner and all of the executive officers and five of the directors of the EQM General Partner also serve as officers and/or directors of Rice Midstream Management LLC, the general partner of RMP. These individuals face conflicts of interest, which include the allocation of their time among EQT, EQGP, EQM and RMP. For a description of EQGP's and EQM's relationships with EQT, please read Item 13, "Certain Relationships and Related Transactions, and Director Independence." In addition, EQT has announced that its board of directors has formed a committee to evaluate options for addressing EQT’s sum-of-the-parts discount. EQT’s board will announce a decision by the end of March 2018, after considering the committee’s recommendation.

 Markets and Customers

EQT accounted for approximately 73%, 75% and 73% of EQM's total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, PNG Companies, LLC and its affiliates, an LDC, accounted for approximately 12%, 12% and 14% of EQM's total revenues, respectively.

Gathering Customers. EQM's gathering system has approximately 2,200 receipt points with natural gas producers. EQT represented approximately 89%, 96% and 96% of EQM's gathering revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

Transmission Customers. EQM provides natural gas transmission and storage services for EQT and third parties, predominantly consisting of LDCs, marketers, producers and commercial and industrial users that EQM believes to be creditworthy. EQM's transmission system provides these customers with access to adjacent markets in Pennsylvania, West Virginia and Ohio and also provides access to the Mid-Atlantic, Northeastern, Midwestern and Gulf Coast markets in the United States through 6.5 Bcf per day of delivery interconnect capacity with major interstate pipelines as of December 31, 2017. EQM provides storage services to a mix of customers, including marketers and LDCs.

For the years ended December 31, 2017, 2016 and 2015, EQT and its affiliates accounted for approximately 53%, 51% and 47%, respectively, of EQM's transmission and storage revenues. Additionally, for the years ended December 31, 2017, 2016 and 2015, PNG Companies, LLC and its affiliates accounted for approximately 26%, 27% and 29% of EQM's transmission and storage revenues.

Competition

Key competitors for new gathering systems include companies that own major natural gas pipelines, independent gas gatherers and integrated energy companies. Some of EQM's competitors have capital resources and control supplies of natural gas greater than it does.

Competition for natural gas transmission and storage volumes is primarily based on rates, customer commitment levels, timing, performance, commercial terms, reliability, service levels, location, reputation and fuel efficiencies. EQM's principal competitors in its natural gas transmission and storage market include companies that own major natural gas pipelines. In addition, EQM competes with companies that are building high pressure gathering facilities that are not subject to FERC jurisdiction to move volumes to interstate pipelines. EQT also owns high pressure gathering facilities and in the future may construct additional high pressure gathering facilities and natural gas transmission pipelines. Major natural gas transmission companies that compete with EQM also have existing storage facilities connected to their transmission systems that compete with certain of EQM's storage facilities.

Regulatory Environment

FERC Regulation. EQM's interstate natural gas transmission and storage operations are regulated by the FERC under the NGA, the NGPA and the Energy Policy Act of 2005. EQM's regulated system operates under tariffs approved by the FERC that establish rates, cost recovery mechanisms and the terms and conditions of service to its customers. Generally, the FERC's authority extends to:

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

EQM holds certificates of public convenience and necessity for its transmission and storage system issued by the FERC pursuant to Section 7 of the NGA covering rates, facilities, activities and services. These certificates require EQM to provide open-access services on its interstate pipeline and storage facilities on a non-discriminatory basis to all customers that qualify under the FERC gas tariffs. In addition, under Section 8 of the NGA, the FERC has the power to prescribe the accounting treatment of certain items for regulatory purposes. Thus, the books and records of EQM's interstate pipeline and storage facilities may be periodically audited by the FERC.

The FERC regulates the rates and charges for transmission and storage in interstate commerce. Under the NGA, rates charged by interstate pipelines must be just and reasonable.

The recourse rate that EQM may charge for its services is established through the FERC's cost-of-service ratemaking process. Generally, the maximum filed recourse rates for interstate pipelines are based on the cost of providing that service including recovery of and a return on the pipeline's actual prudent historical cost of investment. Key determinants in the ratemaking process include the depreciated capital costs of the facilities, the costs of providing service, the allowed rate of return and income tax allowance, as well as volume throughput and contractual capacity commitment assumptions. The maximum applicable recourse rates and terms and conditions for service are set forth in the pipeline's FERC-approved tariff. Rate design and the allocation of costs also can impact a pipeline's profitability. While the ratemaking process establishes the maximum rate that can be charged, interstate pipelines such as EQM's transmission and storage system are permitted to discount their firm and interruptible rates without further FERC authorization down to the variable cost of performing service, provided they do not "unduly discriminate." In addition, pipelines are allowed to negotiate different rates with their customers, as described later in this section.

Pursuant to the NGA, changes to rates or terms and conditions of service can be proposed by a pipeline company under Section 4 of the NGA, or the existing interstate transmission and storage rates or terms and conditions of service may be challenged by a complaint filed by interested persons including customers, state agencies or the FERC under Section 5 of the NGA. Rate increases proposed by a pipeline may be allowed to become effective subject to refund and/or a period of suspension, while rates or terms and conditions of service which are the subject of a complaint under Section 5 of the NGA are subject to prospective change by the FERC. Rate increases proposed by a regulated interstate pipeline may be challenged and such increases may ultimately be rejected by the FERC. Any successful challenge against existing or proposed rates charged for EQM's transmission and storage services could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make distributions to EQM's unitholders, including EQGP.

EQM's interstate pipeline may also use negotiated rates which could involve rates above or below the recourse rate or rates that are subject to a different rate structure than the rates specified in EQM's interstate pipeline tariffs, provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement. A prerequisite for allowing the negotiated rates is that negotiated rate customers must have had the option to take service under the pipeline's recourse rates. As of December 31, 2017, approximately 89% of the system's contracted firm transportation capacity was committed under negotiated rate contracts. Some negotiated rate transactions are designed to fix the negotiated rate for the term of the firm transportation agreement and the fixed rate is generally not subject to adjustment for increased or decreased costs occurring during the contract term.

FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the form of service agreements set forth in the pipeline's FERC-approved tariff. In the event that the FERC finds that an agreement, in whole or part, is materially non-conforming, it could reject the agreement, require EQM to seek modification of the agreement or require EQM to modify its applicable tariff so that the non-conforming provisions are generally available to all customers.

FERC Regulation of Gathering Rates and Terms of Service. While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, it has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline's own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission facilities. EQM maintains rates and terms of service in its tariff for unbundled gathering services performed on its gathering facilities in connection with the transmission service. Just as with rates and terms of service for transmission and storage services, EQM's rates and terms of services for its FERC-regulated low pressure gathering system may be challenged by complaint and are subject to prospective change by the FERC. Rate increases and changes to terms and conditions of service EQM proposes for its FERC-regulated low pressure gathering service may be protested, and such increases or changes can be delayed and may ultimately be rejected by the FERC.

Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. EQM believes that its high pressure gathering systems meet the traditional tests the FERC has used to establish a pipeline's status as an exempt gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is often the subject of litigation in the industry, so the classification and regulation of these systems are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.

Pipeline Safety and Maintenance. EQM's interstate natural gas pipeline system is subject to regulation by PHMSA. PHMSA has established safety requirements pertaining to the design, installation, testing, construction, operation and maintenance of gas pipeline facilities, including requirements that pipeline operators develop a written qualification program for individuals performing covered tasks on pipeline facilities and implement pipeline integrity management programs. These integrity management plans require more frequent inspections and other preventive measures to ensure safe operation of oil and natural gas transportation pipelines in "high consequence areas," such as high population areas or facilities that are hard to evacuate and areas of daily concentrations of people.

Notwithstanding the investigatory and preventative maintenance costs incurred in EQM's performance of customary pipeline management activities, EQM may incur significant additional expenses if anomalous pipeline conditions are discovered or more stringent pipeline safety requirements are implemented. For example, in April 2016, PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines. The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. Further, in June 2016, President Obama signed the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (2016 Pipeline Safety Act), extending PHMSA's statutory mandate under prior legislation through 2019. In addition, the 2016 Pipeline Safety Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, in October 2016 and December 2016, PHMSA issued two separate Interim Final Rules that expanded the agency's authority to impose emergency restrictions, prohibitions and safety measures and strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity. The December 2016 Interim Final Rule, relating to underground gas storage facilities, went into effect in January 2017, with a compliance deadline in January 2018. PHMSA determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the December 2016 Interim Final Rule that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule. In October 2017, PHMSA formally reopened the comment period on the December 2016 Interim Final Rule in response to a petition for reconsideration, with comments due in November 2017. Additionally, in January 2017, PHMSA announced a new final rule regarding hazardous liquid pipelines, which increases the quality and frequency of tests that assess the condition of pipelines, requires operators to annually evaluate the existing protective measures in place for pipeline segments in high consequence areas (HCAs), extends certain leak detection requirements for hazardous liquid pipelines not located in HCAs, and expands the list of conditions that require immediate repair. However, it is unclear when or if this rule will go into effect because, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but were not yet published, be immediately withdrawn for further review. Accordingly, this rule has not become effective through publication in the Federal Register. EQM is monitoring and evaluating the effect of these and other emerging requirements on EQM's operations.

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

Should EQM fail to comply with DOT regulations adopted under authority granted to PHMSA, it could be subject to penalties and fines. PHMSA has the statutory authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $200,000 per day for each violation and approximately $2 million for a related series of violations. This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation. In addition, EQM may be required to make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in its forecasted maintenance capital expenditures.

EQM believes that its operations are in substantial compliance with all existing federal, state and local pipeline safety laws and regulations. However, the adoption of new laws and regulations, such as those proposed by PHMSA, could result in significant added costs or delays in service or the termination of projects, which could have a material adverse effect on EQM and EQGP in the future.

Environmental Matters

General. EQM's operations are subject to stringent federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations can restrict or impact EQM's business activities in many ways, such as:

•	requiring the acquisition of various permits to conduct regulated activities;

•	requiring the installation of pollution-control equipment or otherwise restricting the way EQM can handle or dispose of its wastes;

•	limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered or threatened species; and

•	requiring investigatory and remedial actions to mitigate or eliminate pollution conditions caused by EQM's operations or attributable to former operations.

In addition, EQM's operations and construction activities are subject to county and local ordinances that restrict the time, place or manner in which those activities may be conducted so as to reduce or mitigate nuisance-type conditions, such as, for example, excessive levels of dust or noise or increased traffic congestion.

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

EQM has implemented programs and policies designed to keep its pipelines and other facilities in compliance with existing environmental laws and regulations, and EQM does not believe that its compliance with such legal requirements will have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to make distributions to its unitholders, including EQGP. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be significantly in excess of the amounts EQM currently anticipates. For example, in October 2015, the EPA revised the National Ambient Air Quality

Standards (NAAQS) for ozone from 75 parts per billion for the current 8 hour primary and secondary ozone standards to 70 parts per billion for both standards. The EPA may designate the areas in which EQM operates as nonattainment areas. States that contain any areas designated as nonattainment areas will be required to develop implementation plans demonstrating how the areas will attain the applicable standard within a prescribed period of time. These plans may require the installation of additional equipment to control emissions. In addition, in May 2016, the EPA finalized rules that impose volatile organic compound and methane emissions limits (and collaterally reduce methane emissions) on certain types of compressors and pneumatic pumps, as well as requiring the development and implementation of leak monitoring plans for compressor stations. The EPA announced its intention to reconsider certain of the rules in April 2017 and has sought to stay their requirements; however, the rules remain in effect. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of EQM’s equipment, result in longer permitting timelines, and significantly increase EQM’s capital expenditures and operating costs, which could adversely impact EQM’s business. EQM tries to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While EQM believes that it is in substantial compliance with existing environmental laws and regulations, there is no assurance that the current conditions will continue in the future.

Below is a discussion of several of the material environmental laws and regulations, as amended from time to time, that relate to EQM's business.

Hazardous Substances and Waste. CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include current and prior owners or operators of the site where a release of hazardous substances occurred and companies that transported, disposed or arranged for the transportation or disposal of the hazardous substances found at the site. Under CERCLA, these "responsible persons" may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. EQM generates materials in the course of its ordinary operations that are regulated as "hazardous substances" under CERCLA or similar state laws and, as a result, may be jointly and severally liable under CERCLA, or such laws, for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

EQM also generates solid wastes, including hazardous wastes, which are subject to the requirements of RCRA, and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the ordinary course of EQM's operations, EQM generates wastes constituting solid waste and, in some instances, hazardous wastes. While certain petroleum production wastes are excluded from RCRA's hazardous waste regulations, it is possible that these wastes will in the future be designated as "hazardous wastes" and be subject to more rigorous and costly disposal requirements, which could have a material adverse effect on EQM's maintenance capital expenditures and operating expenses.

EQM owns, leases or operates properties where petroleum hydrocarbons are being or have been handled for many years. EQM has generally utilized operating and disposal practices that were standard in the industry at the time, although petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned, leased or operated by EQM, or on or under the other locations where these petroleum hydrocarbons and wastes have been transported for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and other wastes was not under EQM's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, EQM could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.

Air Emissions. The federal Clean Air Act and comparable state laws and regulations restrict the emission of air pollutants from various industrial sources, including EQM's compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that EQM obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. EQM's failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. EQM may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. Compliance with these requirements may require modifications to certain of EQM's operations, including the installation of new equipment to control emissions from EQM's compressors that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact EQM's business.

Climate Change. Legislative and regulatory measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act's Prevention of Significant Deterioration and Title V programs.

The U.S. Congress, along with federal and state agencies, have considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase EQM's cost of environmental compliance by requiring EQM to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities or impose additional monitoring and reporting requirements. For example, in October 2015, the EPA expanded the petroleum and natural gas system sources for which annual GHG emissions reporting would be required. Additionally, several states are pursuing similar measures to regulate emissions of GHGs from new and existing sources. If implemented, such restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of GHGs that could have an adverse effect on EQM's operations. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit EQM by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on EQM of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

Water Discharges. The federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the United States, including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the Army Corps of Engineers or an analogous state agency. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws. EQM believes that compliance with existing permits and foreseeable new permit requirements will not have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to make distributions to its unitholders, including EQGP.

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

Endangered Species Act. The federal Endangered Species Act (ESA) restricts activities that may adversely affect endangered and threatened species or their habitats. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of EQM's facilities are located in areas that are designated as habitats for endangered or threatened species, EQM believes that it is in substantial compliance with the ESA. The designation of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, could cause EQM to incur additional costs, result in delays in construction of pipelines and facilities, or cause EQM to become subject to operating restrictions in areas where the species are known to exist. For example, the U.S. Fish and Wildlife Service continues to receive hundreds of petitions to consider listing additional species as endangered or threatened and is being regularly sued or threatened with lawsuits to address these petitions. Some of these legal actions may result in the listing of species located in areas in which EQM operates.

Employee Health and Safety. EQM is subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (OSHA) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community "right-to-know" regulations and comparable state laws and regulations require that information be maintained concerning hazardous materials used or produced in EQM's operations and that this information be provided to employees, state and local government authorities and citizens. EQM believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.

Seasonality

Weather impacts natural gas demand for power generation and heating purposes. Peak demand for natural gas typically occurs during the winter months as a result of the heating load.

Title to Properties and Rights-of-Way

EQM's real property falls into two categories: (i) parcels that it owns in fee and (ii) parcels in which its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for EQM's operations. Certain lands on which EQM's pipelines and facilities are located are owned by EQM in fee title, and it believes that it has satisfactory title to these lands. The remainder of the lands on which EQM's pipelines and facilities are located are held by EQM pursuant to surface leases or easements between EQM, as lessee or grantee, and the respective fee owners of the lands, as lessors or grantors. EQM has held, leased or owned many of these lands for many years without any material challenge known to EQM relating to the title to the land upon which the assets are located, and EQM believes that it has satisfactory leasehold estates, easement interests or fee ownership to such lands. EQM believes that it has satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses, and EQM has no knowledge of any material challenge to its title to such assets or their underlying fee title.

There are, however, certain lands within EQM's storage pools as to which it may not currently have vested real property rights, some of which are subject to ongoing acquisition negotiations or condemnation proceedings. In accordance with EQM's FERC certificates, the geological formations within which its permitted storage facilities are located cannot be used by third parties in any way that would detrimentally affect its storage operations, and EQM has the power of eminent domain with respect to the acquisition of necessary real property rights to use such storage facilities.

Insurance

EQGP and EQM generally share insurance coverage with EQT. EQGP and EQM reimburse EQT for the cost of the insurance pursuant to the terms of their respective omnibus agreements with EQT. The insurance program includes excess liability insurance, auto liability insurance, workers' compensation insurance and property insurance. In addition, EQGP and EQM have procured separate directors and officers liability policies, and EQM has procured a separate general liability policy. All insurance coverage is in amounts management believes to be reasonable and appropriate.

Facilities

EQT leases its corporate offices in Pittsburgh, Pennsylvania. Pursuant to the EQGP omnibus agreement, EQGP pays a proportionate share of EQT's costs to lease the building.

Employees

EQGP and EQM do not have any employees. EQGP is managed by the directors and officers of the EQGP General Partner. Additionally, all of the executive management personnel of the EQGP General Partner are officers of EQT and devote the portion of their time to EQGP's business and affairs that is required to manage and conduct EQGP's operations. Under the terms of the omnibus agreements with EQT, EQGP and EQM reimburse EQT for the provision of general and administrative services for their benefit, for direct expenses incurred by EQT on EQGP's or EQM's behalf and for expenses allocated to EQGP and EQM as a result of their being public entities. Additionally, EQM has a secondment agreement with EQT whereby EQT and its subsidiaries provide seconded employees to perform certain operating and other services with respect to EQM’s business. Prior to the secondment agreement, EQM had an operation and management services agreement with EQT whereby EQT and its subsidiaries provided certain operational and management services with respect to EQM's business.

Availability of Reports

EQGP makes certain filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through its website, http://www.eqtmidstreampartners.com, as soon as reasonably practicable after the date they are filed with, or furnished to, the SEC.  The filings are also available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.  These filings are also available on the internet at http://www.sec.gov.

Composition of Segment Operating Revenues

Presented below are operating revenues by segment as a percentage of total operating revenues of EQM.

	For the year ended December 31,
	2017	2016	2015
Gathering operating revenues	54%	54%	53%
Transmission operating revenues	46%	46%	47%

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

Jurisdiction and Year of Formation

EQT GP Holdings, LP is a Delaware limited partnership formed in January 2015.

Financial Information about Geographic Areas

All of EQGP's and EQM's assets and operations are located in the continental United States.

Item 1A. Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating the business and future prospects of us and EQM. Please note that additional risks not presently known to us or that are currently considered immaterial may also have a negative impact on our or EQM's business and operations. If any of the events or circumstances described below actually occurs, the business, financial condition, results of operations or liquidity of us or EQM could suffer, our ability to make distributions could suffer and the trading price of our common units could decline.

Risks Inherent in an Investment in Us

Our only cash-generating assets are our ownership interests in EQM, and our cash flow is therefore completely dependent upon the ability of EQM to make cash distributions to its partners.

We may, over time, reduce our partnership interest in EQM, which would have the effect of reducing EQM's cash distributions to us.  In addition, the amount of cash that EQM can distribute each quarter to its partners, including us, principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the rates EQM charges for its gathering, transmission and storage services;

•	the level of firm gathering, transmission and storage capacity sold and volumes of natural gas EQM gathers, transports and stores for its customers;

•
regional, domestic and foreign supply and perceptions of supply of natural gas; the level of demand and perceptions of demand in EQM's end-use markets; and actual and anticipated future prices of natural gas and other commodities (and the volatility thereof), which may impact EQM's ability to renew and replace firm gathering, transmission and storage agreements;

•	the effect of seasonal variations in temperature on the amount of natural gas that EQM gathers, transports and stores;

•	the level of competition from other midstream energy companies in EQM's geographic markets;

•	the creditworthiness of EQM's customers;

•	restrictions contained in EQM's joint venture agreements;

•	the amount and timing of distributions received by EQM under its joint venture agreements;

•	the level of EQM's operating, maintenance and general and administrative costs;

•
regulatory action affecting the supply of, or demand for, natural gas, the rates EQM can charge on its assets, how EQM contracts for services, EQM's existing contracts, EQM's operating costs and EQM's operating flexibility; and

•	prevailing economic conditions.

In addition, the actual amount of cash EQM will have available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures and capital contributions EQM makes;

•
the level of EQM's operating and maintenance and general and administrative expenses, including reimbursements to the EQM General Partner and its affiliates, including EQT, for services provided to EQM;

•	the cost of acquisitions, if any;

•	EQM's debt service requirements and other liabilities;

•	fluctuations in EQM's working capital needs;

•	EQM's ability to borrow funds and access capital markets on satisfactory terms;

•	restrictions on distributions contained in EQM's debt agreements;

•	the amount of cash reserves established by the EQM General Partner; and

•	other business risks affecting EQM's cash levels.

Because of these factors, EQM may not have sufficient available cash (as defined in Note 7 to the consolidated financial statements) each quarter to pay quarterly distributions at its most recently announced fourth quarter 2017 distribution amount of $1.025 per unit or any other amount. The amount of cash that EQM has available for distribution depends primarily upon its cash flow, including cash flow from operations and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, EQM may be able to make cash distributions when it records losses for financial accounting purposes and may not be able to make cash distributions during periods when it records net income for financial accounting purposes. Please read Item 1A, "Risk Factors - Risks Inherent in EQM's Business" for a discussion of risks affecting EQM's ability to generate cash flow.

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

EQM's partnership agreement authorizes the EQM General Partner to approve any waiver, reduction, limitation or modification of or to EQM's IDRs without the consent of our or EQM's unitholders, as long as such modification does not adversely affect EQM's limited partners considered as a whole or any particular class of EQM partnership interests as compared to other classes of EQM partnership interests in any material respect. In determining whether or not to approve any such waiver or modification, the EQM General Partner's board of directors may consider whatever information it believes appropriate in making such determination. The EQM General Partner's board of directors must also subjectively believe that any such modification is in the best interest of EQM. Any determination with respect to such modification could include consideration of one or more financial cases based on a number of business, industry, economic, legal, regulatory and other assumptions applicable to the proposed transaction. Although we expect a reasonable basis will exist for those assumptions, the assumptions will generally involve current estimates of future conditions, which are difficult to predict. Realization of many of the assumptions will be beyond the EQM General Partner's control. Moreover, the uncertainty and risk of inaccuracy associated with any financial projection will increase with the length of the forecasted period.

Additionally, in certain circumstances, the EQM General Partner, as the holder of EQM's IDRs, will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages of the cash EQM distributes to higher levels based on EQM's cash distributions at the time of the exercise of this reset election. In connection with resetting the minimum quarterly distribution amount and the target distribution levels and the corresponding relinquishment by the EQM General Partner of incentive distribution payments based on the target distributions prior to the reset, the EQM General Partner will be entitled to receive a number of newly issued EQM common units based on a predetermined formula that takes into account the "cash parity" value of the average cash distributions related to the IDRs received by the EQM General Partner for the two quarters immediately preceding the reset event as compared to the average cash distributions per EQM common unit during that two-quarter period. In addition, the EQM General Partner will be issued the number of EQM general partner units necessary to maintain its general partner ownership interest in EQM immediately prior to the reset election. The EQM General Partner's right to reset the minimum quarterly distribution amount and the target distribution levels upon which the incentive distributions payable to the EQM General Partner are based may be exercised without approval of EQM's unitholders or EQM's conflicts committee. The reset minimum quarterly distribution amount and target distribution levels will be higher than the minimum quarterly distribution amount and the target distribution levels prior to the reset such that the EQM General Partner will not receive any incentive distributions under the reset target distribution levels until cash distributions per unit following this event increase accordingly. The EQM General Partner may exercise this reset right in order to facilitate acquisitions or internal growth projects that would otherwise not be sufficiently accretive to cash distributions per EQM common unit, taking into account the existing levels of incentive distribution payments being made to the EQM General Partner.

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

Because our only source of operating cash flow consists of cash distributions from EQM, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions EQM makes to its partners, including us. We cannot assure you that EQM will continue to make quarterly cash distributions at its most recently announced level of $1.025 per unit or any other level, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if EQM were to increase or decrease distributions to us, the timing and amount of such changes in distributions, if any, would not necessarily be comparable to the timing and amount of any changes in distributions made by EQM to us. Various factors, such as reserves established by the board of directors of our general partner, may affect the distributions we make to our unitholders. In addition, prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates, including EQT, for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses could adversely affect the amount of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions at the current rate or that any distributions EQM does pay to us will allow us to pay distributions at or above the current rate. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of our general partner.

Our ability to meet our financial needs may be adversely affected by our cash distribution policy and our lack of operational assets.

Our cash distribution policy, which is consistent with our partnership agreement, requires us to distribute all of our available cash quarterly. Our only cash-generating assets are partnership interests in EQM, and we currently have no independent operations separate from those of EQM. Moreover, as discussed below, a reduction in EQM's distributions will disproportionately affect the amount of cash distributions we receive. Given that our cash distribution policy is to distribute available cash and not retain it and that our only cash-generating assets are partnership interests in EQM, we may not have enough cash to meet our needs if any of the following events occur:

•	an increase in our operating expenses;

•	an increase in our general and administrative expenses;

•	an increase in our working capital requirements; or

•	an increase in the cash needs of EQM or its subsidiaries that reduces EQM's distributions.

A reduction in EQM's distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

Our ownership of all the IDRs in EQM entitles us to receive specified percentages of total cash distributions made by EQM with respect to any particular quarter only in the event that EQM distributes more than $0.4025 per unit for such quarter. As a result, the holders of EQM's common units have a priority over us to cash distributions by EQM up to and including $0.4025 per unit for any quarter.

Because we are currently participating at the 48.0% level on the IDRs, future growth in distributions paid by EQM will not result in an increase in our proportionate share of incremental cash distributed by EQM. Furthermore, a decrease in the amount of distributions by EQM to less than $0.5250 per EQM common unit per quarter would reduce our percentage of incremental cash distributions in excess of certain established target distribution levels ranging from $0.4025 per unit to $0.5250 per unit. See "EQM IDRs" under Note 7 to the consolidated financial statements for additional information related to EQM's IDRs. As a result, any reduction in quarterly cash distributions from EQM would have the effect of disproportionately reducing the amount of distributions that we receive from EQM based on our ownership of the IDRs in EQM as compared to cash distributions we receive from EQM with respect to our general partner interest in EQM and our EQM common units.

If distributions on our common units are not paid with respect to any fiscal quarter, our unitholders will not be entitled to receive such missed payments in the future.

Our distributions to our unitholders are not cumulative. Consequently, if distributions on our common units are not paid with respect to any fiscal quarter, our unitholders will not be entitled to receive such missed payments in the future.

Our and EQM's cash distribution policies limit our respective abilities to grow.

Because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. In fact, our growth is and in the future is expected to be completely dependent upon EQM's ability to increase its quarterly cash distribution per unit because currently our only cash-generating assets are partnership interests in EQM. If we issue additional units or incur additional debt, including under our working capital facility, the payment of distributions on those additional units or interest on that debt could increase the risk that we will be unable to maintain or increase our per unit distribution level.

In addition, consistent with the terms of its partnership agreement, EQM distributes to its partners all of its available cash each quarter. To the extent EQM does not have sufficient cash reserves or is unable to finance growth externally, its cash distribution policy will significantly impair its ability to grow. Further, to the extent EQM issues additional units in connection with any acquisitions or expansion capital projects, the payment of distributions on those additional units may increase the risk that EQM will be unable to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to distribute to our unitholders. The incurrence of additional debt to finance EQM's growth strategy would result in increased interest expense to EQM, which in turn may reduce the available cash that we have to distribute to our unitholders.

The debt that we incur may limit the distributions that we can pay to our unitholders.

Our payment of principal and interest on any indebtedness, including under our working capital facility, will reduce our cash available for distribution to our unitholders. We anticipate that any debt agreement we enter into in the future would limit our ability to pay distributions to our unitholders during an event of default or if an event of default would result from the distributions.

In addition, pursuant to the terms of our working capital facility, EQT may terminate the facility upon 90 days' notice. If EQT were to terminate the working capital facility, we may be unable to enter into additional financing arrangements with third parties on commercially reasonable terms, or at all. Moreover, any future indebtedness may adversely affect our ability to obtain additional financing for future operations or capital needs, limit our ability to pursue other business opportunities, or make our results of operations more susceptible to adverse economic or operating conditions.

Our unitholders do not elect our general partner or vote on our general partner's directors. In addition, EQT owns a sufficient number of our common units to allow it to prevent the removal of our general partner.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights and, therefore, limited ability to influence management's decisions regarding our business. Our unitholders do not have the ability to elect our general partner or the members of our general partner's board of directors and will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis in the future. The members of our general partner's board of directors, including the independent directors, are chosen by EQT, the owner of our general partner. Our partnership agreement also contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders' ability to influence the manner or direction of our management. Furthermore, if our public unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least 80% of the outstanding common units. Because EQT owns more than 20% of our outstanding common units, our public unitholders will be unable to remove our general partner without EQT's consent. Moreover, any removal of our general partner is also subject to approval of a successor general partner by the vote of the holders of a majority of the outstanding common units.

As a result of these provisions, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

Our general partner may cause us to issue additional common units or other equity securities without unitholder approval, which would dilute our unitholders' existing ownership interests.

Our general partner may cause us to issue additional common units or other equity securities, including securities that rank senior to the common units, without the approval of our unitholders. The issuance by us of additional common units or other equity securities will have the following effects:

•	our existing unitholders' proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units may decline.

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

If EQM's unitholders remove the EQM General Partner, we would lose our general partner interest and incentive distribution rights in EQM and the ability to manage EQM.

We currently manage EQM through the EQM General Partner, our direct wholly owned subsidiary and the general partner of EQM. EQM's partnership agreement, however, gives unitholders of EQM the right to remove the EQM General Partner upon the affirmative vote of holders of 66 2/3% of EQM's outstanding units. If the EQM General Partner were to be removed as general partner of EQM, it would receive cash or EQM common units in exchange for its general partner interest and the IDRs and would lose its ability to manage EQM. While the EQM common units or cash the EQM General Partner would receive are intended under the terms of EQM's partnership agreement to fully compensate the EQM General Partner in the event such an exchange is required, the value of these EQM common units or of the investments the EQM General Partner makes with the cash over time may not be equivalent to the value of the general partner interest and the IDRs had the EQM General Partner retained them. Furthermore, the conversion of the IDRs into EQM common units would disproportionately impact the amount of cash distributions to which we are entitled with respect to increases in EQM distributions.

Please also read "If in the future we cease to manage and control EQM, we may be deemed to be an investment company under the Investment Company Act."

Our ability to sell our partnership interests in EQM may be limited by securities law restrictions and liquidity constraints.

As of February 15, 2018, we owned 21,811,643 common units of EQM, representing a 26.6% limited partner interest, all of which are unregistered and restricted securities, within the meaning of Rule 144 under the Securities Act of 1933, as amended (Securities Act). Unless we exercise our registration rights with respect to these common units, we will be limited to selling into the market in any three-month period an amount of EQM common units that does not exceed the greater of 1.0% of the total number of EQM common units outstanding or the average weekly reported trading volume of the EQM common units for the four calendar weeks prior to the sale. In addition, we face contractual limitations under EQM's partnership agreement on our ability to sell EQM general partner units, and the market for such general partner units and IDRs is illiquid.

Our unitholders' liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we through EQM conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which EQM does business. A unitholder could be liable for any and all of our obligations as if that unitholder were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state's partnership statute; or

•
such unitholder's right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitutes "control" of our business.

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

Our unitholders' voting rights are restricted by a provision in our partnership agreement which provides that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter.

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

Before we can pay distributions to our unitholders, we will first pay our expenses, including the costs of being a publicly traded partnership and other operating expenses, and may establish reserves for debt service requirements, if any, for future distributions during periods of limited cash flows or for other purposes. In addition, we may reserve funds to allow our wholly owned subsidiary, the EQM General Partner, to make capital contributions to EQM in order to maintain the EQM General Partner's then current general partner ownership interest in EQM when EQM issues additional common units.

Our common units and EQM's common units may not trade in relation or proportion to one another.

Our common units and EQM's common units may not trade in simple relation or proportion to one another. Instead the trading prices may diverge because, among other things:

•	EQM's cash distributions to its common unitholders have a priority over distributions on its IDRs;

•	we participate in the distributions on the EQM General Partner's general partner interest and IDRs in EQM while EQM's common unitholders do not; and

•	we may pursue business opportunities separate and apart from EQM or any of its affiliates.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by EQT or other large holders.

We had 266,165,000 common units outstanding as of February 15, 2018, of which 239,715,000 common units were held by EQT, representing 90.1% of our outstanding common units. Sales by EQT or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, under our partnership agreement, our general partner and its affiliates, including EQT, have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Increases in interest rates may cause the market price of our common units, or EQM's common units, to decline.

Interest rates may increase in the future, whether because of inflation, increased yields on U.S. Treasury obligations or otherwise. As is true with other master limited partnerships (the common units of which are often viewed by investors as yield-oriented securities), the price of our and EQM's common units are impacted by our and EQM's levels of cash distributions and implied distribution yields. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units or EQM's common units, and a rising interest rate environment could have an adverse impact on our unit price, EQM's unit price, and our and EQM's ability to make cash distributions at desired levels.

The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

Unlike most corporations, we are not required by NYSE rules to have, and we do not intend to have, a majority of independent directors on our general partner's board of directors or a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE's shareholder approval rules. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

Risks Related to Conflicts of Interest

The EQM General Partner owes duties to EQM's unitholders that may conflict with our interests, including in connection with the terms of contractual agreements, the determination of cash distributions to be made by EQM, and the determination of whether EQM should make acquisitions and on what terms.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including the EQM General Partner, on the one hand, and EQM and its limited partners, on the other hand. The directors and officers of the EQM General Partner have duties to manage EQM in a manner beneficial to us, as the EQM General Partner's owner. At the same time, the EQM General Partner, as the general partner of EQM, has a duty to manage EQM in a manner beneficial to EQM and its limited partners. The board of directors of the EQM General Partner or its conflicts committee will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in the best interest of us or our unitholders.

For example, conflicts of interest may arise in connection with the following:

•	the terms and conditions of any contractual agreements between us and our affiliates, including EQT, on the one hand, and EQM, on the other hand;

•	the determination of the amount of cash to be distributed to EQM's partners, including us, and the amount of cash to be reserved for the future conduct of EQM's business;

•	the determination of whether EQM should make acquisitions and on what terms;

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

EQT, which holds a 90.1% limited partner interest in us as of February 15, 2018, owns our general partner and has the power to appoint all of the officers and directors of our general partner. EQT also controls Rice Midstream Management LLC, (the RMP General Partner), and the EQM General Partner, and has the power to appoint all of the officers and directors of the RMP General Partner and the EQM General Partner. Conflicts of interest will arise among EQT, RMP, the RMP General

Partner, EQM, the EQM General Partner and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates (other than us) over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•
Neither our partnership agreement nor any other agreement requires EQT to pursue a business strategy that favors us or EQM, and the directors and officers of EQT have a fiduciary duty to make these decisions in the best interests of EQT, which may be contrary to our interests. EQT may choose to shift the focus of its investment and growth to areas not served by EQM's assets.

•
EQT, as EQM's primary customer, has an economic incentive to cause EQM not to seek higher gathering fees or tariff rates, even if such higher fees or rates would reflect fees and rates that could be obtained in arm's length, third party transactions.

•
EQT is not limited in its ability to compete with us or EQM and may offer business opportunities and/or sell midstream assets to RMP or third parties without first offering us or EQM the right to bid for them.

•
Our general partner is allowed to take into account the interests of parties other than us, such as EQT, in resolving conflicts of interest, which has the effect of limiting its state law fiduciary duty to our unitholders.

•
All of the officers and five of the directors of our general partner are also officers and/or directors of EQT and owe fiduciary duties to EQT. All of the officers and four of the directors of our general partner are also officers and/or directors of the EQM General Partner and owe fiduciary duties to EQM. Finally, all of the officers and four of the directors of our general partner are also officers and/or directors of the RMP General Partner and owe fiduciary duties to RMP. The officers of our general partner also devote significant time to the business of EQT, EQM and RMP and are compensated by EQT accordingly.

•	Our general partner determines whether or not we incur debt and that decision may affect our or EQM's credit ratings.

•
Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner's liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty under state law.

•	Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including EQT's obligations under the EQGP omnibus agreement.

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

Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence" in this Annual Report on Form 10-K.

The duties of our general partner's officers and directors may conflict with their duties as officers and/or directors of EQT, the EQM General Partner and/or the RMP General Partner.

Our general partner's officers and directors have duties to manage our business in a manner beneficial to us, our unitholders and the owner of our general partner, EQT. However, four of our general partner's directors and all of its officers are also officers and/or directors of the EQM General Partner, which has duties to manage the business of EQM in a manner beneficial to EQM and EQM's unitholders. Additionally, all of our general partner's officers are also officers of EQT and the RMP General Partner, five of our general partner's directors are affiliated with EQT, three of our general partner's directors are also directors of EQT and four of our general partner's directors are directors of the RMP General Partner. Consequently, these directors and officers may encounter situations in which their obligations to EQM, the EQM General Partner, RMP, the RMP

General Partner and/or EQT, as applicable, on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

In addition, our general partner's officers, all of whom are also officers of the EQM General Partner, the RMP General Partner and EQT, will have responsibility for overseeing the allocation of their own time and time spent by administrative personnel on our behalf and on behalf of EQM, RMP and/or EQT. These officers face conflicts regarding these time allocations that may adversely affect our or EQM's results of operations, cash flows and financial condition.

EQT may compete with us or EQM, which could adversely affect our or EQM's ability to grow and our or EQM's results of operations and cash available for distribution.

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner, including EQT and its other subsidiaries, including RMP, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us or EQM. EQT currently holds interests in entities that own a significant amount of natural gas midstream assets and may make investments in and purchases of entities that acquire, own and operate other natural gas midstream assets. EQT is under no obligation to make any acquisition opportunities available to us or EQM. Moreover, while EQT may offer us or EQM the opportunity to buy additional assets from it, it is under no contractual obligation to accept any offer we or EQM might make with respect to such opportunity.

Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors, EQT and RMP. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us or EQM will not have any duty to communicate or offer such opportunity to us or EQM. Any such person or entity will not be liable to us or EQM or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us or EQM. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.

Our partnership agreement replaces our general partner's fiduciary duties to holders of our common units with contractual standards governing its duties.

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replace those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate corporate opportunities among us and other affiliates;

•	whether to exercise its limited call right;

•	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to transfer any units it owns or the general partner interest in us to a third party; and

•	whether or not to consent to any merger, consolidation or conversion of the partnership or amendment to our partnership agreement.

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

◦	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

◦	approved by the vote of unitholders holding a majority of our outstanding common units, excluding any common units owned by our general partner and its affiliates;

◦	determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

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

If at any time our general partner and its affiliates own more than 95% of our outstanding common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the remaining units held by unaffiliated persons at a price that is not less than the then-current market price of our common units. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our common unitholders may also incur a tax liability upon a sale of their common units. As of February 15, 2018, affiliates of our general partner owned 90.1% of our outstanding common units.

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

Risks Inherent in EQM's Business

EQM depends on EQT for a substantial majority of its revenues and future growth. Therefore, we and EQM are indirectly subject to the business risks of EQT. We and EQM have no control over EQT's business decisions and operations, and EQT is under no obligation to adopt a business strategy that favors us or EQM.

Historically, EQM has provided a substantial percentage of its natural gas gathering, transmission and storage services to EQT. EQT accounted for approximately 73% of EQM's total revenues for the year ended December 31, 2017. EQM expects to derive a substantial majority of its revenues from EQT for the foreseeable future. Therefore, any event, whether in EQM's areas of operations or otherwise, that adversely affects EQT's production, financial condition, leverage, results of operations or cash flows may adversely affect EQM's and our ability to sustain or increase cash distributions to its and our respective unitholders. Accordingly, we and EQM are indirectly subject to the business risks of EQT, including the following:

•	natural gas price volatility or a sustained period of lower commodity prices may have an adverse effect on EQT's drilling operations, revenue, profitability, future rate of growth and liquidity;

•	a reduction in or slowing of EQT's anticipated drilling and production schedule, which would directly and adversely impact demand for EQM's services;

•	infrastructure capacity constraints and interruptions;

•	risks associated with the operation of EQT's wells, pipelines and facilities, including potential environmental liabilities;

•	the availability of capital on a satisfactory economic basis to fund EQT's operations;

•	EQT's ability to identify exploration, development and production opportunities based on market conditions;

•	uncertainties inherent in projecting future rates of production;

•	EQT's ability to develop additional reserves that are economically recoverable, to optimize existing well production and to sustain production;

•	adverse effects of governmental and environmental regulation, changes in tax laws and negative public perception regarding EQT's operations;

•	the loss of key personnel; and

•	risk associated with cyber security threats.

EQT may reduce its capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting significant unaffiliated third party customers, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its gathering and transmission and storage systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated certain acreage to, and entered into long-term firm gathering and transmission contracts on, EQM's systems, it may determine in the future that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it and it is under no contractual obligation to maintain its production dedicated to EQM. EQT also has production assets and acreage that is dedicated to systems owned by RMP, and may in the future acquire production assets or acreage that are dedicated to other third party systems. A reduction in the capacity subscribed or volumes transported or gathered on EQM's systems by EQT could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. In addition, EQT has announced that its board of directors has formed a committee to evaluate options to address EQT's sum-of-the-parts discount, with the results of such review to be announced by the end of March 2018. There can be no assurance regarding the outcome of this review or how such outcome may involve or affect us.

Please see Item 1A, "Risk Factors" in EQT's Annual Report on Form 10-K for the year ended December 31, 2017 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full discussion of the risks associated with EQT's business.

EQM's natural gas gathering, transmission and storage services are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make distributions.

EQM's interstate natural gas transmission and storage operations are regulated by the FERC under the NGA, the NGPA and the Energy Policy Act of 2005. Certain portions of EQM's gathering operations are also rate-regulated by the FERC in connection with its interstate transmission operations. EQM's FERC-regulated systems operate under tariffs approved by the FERC that establish rates, cost recovery mechanisms and terms and conditions of service to its customers. Generally, the FERC's authority extends to:

•	rates and charges for EQM's natural gas transmission and storage and FERC-regulated gathering services;

•	certification and construction of new interstate transmission and storage facilities;

•	abandonment of interstate transmission and storage services and facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of services and service contracts with customers;

•	depreciation and amortization policies;

•	acquisitions and dispositions of interstate transmission and storage facilities; and

•	initiation and discontinuation of interstate transmission and storage services.

Interstate pipelines may not charge rates or impose terms and conditions of service that, upon review by the FERC, are found to be unjust and unreasonable or unduly discriminatory. The recourse rate that may be charged by EQM's interstate pipeline for its transmission and storage services is established through the FERC's ratemaking process. The maximum applicable recourse rate and terms and conditions for service are set forth in EQM's FERC-approved tariffs.

Pursuant to the NGA, existing interstate transmission and storage rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases and changes to terms and conditions of service proposed by a regulated interstate pipeline may be protested and such increases or changes can be delayed and may ultimately be rejected by the FERC. EQM currently holds authority from the FERC to charge and collect (i) "recourse rates," which are the maximum rates an interstate pipeline may charge for its services under its tariff, (ii) "discount rates," which are rates below the "recourse rates" and above a minimum level, provided they do not "unduly discriminate", (iii) "negotiated rates," which involve rates above or below the "recourse rates," provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement, and (iv) market-based rates for some of EQM's storage services from which EQM derives a small portion of its revenues. As of December 31, 2017, approximately 89% of the contracted firm transmission capacity on EQM's system was committed under such "negotiated rate" contracts, rather than recourse, discount or market rate contracts. There can be no guarantee that EQM will be allowed to continue to operate under such rate structures for the remainder of those assets' operating lives. Any successful challenge against rates charged for EQM's transmission and storage services could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, the FERC has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline's own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission facilities. EQM maintains rates and terms of service in its tariff for unbundled gathering services performed on a portion of its gathering facilities that are connected to its transmission and storage system. Just as with rates and terms of service for transmission and storage services, EQM's rates and terms of services for its FERC-regulated gathering services may be challenged by complaint and are subject to prospective change by the FERC. Rate increases and changes to terms and conditions of service which EQM proposes for its FERC-regulated gathering services may be protested, and such increases or changes can be delayed and may ultimately be rejected by the FERC.

The FERC's jurisdiction extends to the certification and construction of interstate transmission and storage facilities, including, but not limited to, acquisitions, facility maintenance, expansions, and abandonment of facilities and services. While the FERC exercises jurisdiction over the rates and terms of service for EQM's FERC-regulated gathering services, these gathering facilities are not subject to the FERC's certification and construction authority. Prior to commencing construction of new or existing interstate transmission and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or file to amend its existing certificate, from the FERC. Typically, a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any agency's delay in the issuance of, or refusal to issue, authorizations or permits for one or more of these projects may mean that EQM will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that EQM did not anticipate. Such delays, refusals or resulting modifications to projects could materially and negatively impact the revenues and costs expected from these projects or cause EQM to abandon planned projects.

FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the forms of service agreements set forth in the pipeline's FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that the FERC finds that an agreement is materially non-conforming, in whole or in part, it could reject the agreement or require EQM to seek modification, or alternatively require EQM to modify its tariff so that the non-conforming provisions are generally available to all customers.

Under current policy, the FERC permits interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated rates. For pipelines owned by partnerships or limited liability companies taxed as partnerships for federal income tax purposes, the tax allowance will reflect the actual or potential income tax liability on the FERC-jurisdictional income attributable to all partnership or limited liability company interests if the ultimate owner of the interest has an actual or potential income tax liability on such income. The FERC could also require a reduction in the allowance to account for the reduced income tax rates enacted on December 22, 2017 by the law known as the Tax Cuts and Jobs Act of 2017. The FERC will determine, on a case-by-case basis, whether the owners of an interstate pipeline have such actual or potential income tax liability. In a future rate case, EQM may be required to demonstrate the extent to which inclusion of an income tax allowance in the applicable cost-of-service is permitted under the current income tax allowance policy. In addition, the FERC's income tax allowance policy is frequently the subject of challenge, and EQM cannot predict whether the FERC or a reviewing court will alter the existing policy. In July 2016, in United Airlines, Inc. v. FERC, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated a pair of FERC orders to the extent they permitted an interstate refined petroleum products pipeline owned by a master limited partnership to include an income tax allowance in its cost-of-service-based rates. The D.C. Circuit held that the FERC had failed to demonstrate that the inclusion of an income tax allowance in the pipeline's rates would not lead to an over-recovery of costs attributable to regulated service. The D.C. Circuit instructed the FERC on remand to fashion a remedy to ensure that the pipeline's rates do not allow it to over-recover its costs. In response to the D.C. Circuit's remand, in December 2016, the FERC issued a Notice of Inquiry seeking comments regarding how to address any potential double recovery resulting from the FERC's current income tax allowance and rate of return policies. Initial comments were filed in March 2017 with reply comments filed in April 2017. We cannot currently predict when the FERC will issue an order in the Notice of Inquiry proceeding or what action the FERC may take in any such order. The outcome of the Notice of Inquiry proceeding could affect the FERC's income tax allowance policy for cost-based or recourse rates charged by regulated pipelines on a prospective basis. If the FERC's policy were to change and if the FERC were to disallow all or a substantial portion of the income tax allowance for EQM's pipelines, EQM's regulated rates, and therefore EQM's revenues and ability to make quarterly cash distributions to its unitholders, including us, could be materially adversely affected.

The FERC may not continue to pursue its approach of pro-competitive policies as it considers matters such as interstate pipeline rates and rules and policies that may affect rights of access to natural gas transmission capacity and transmission and storage facilities.

Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. EQM believes that its high pressure natural gas gathering pipelines meet the traditional tests the FERC has used to establish a pipeline's status as an exempt gatherer not subject to regulation as a natural gas company, although the FERC has not made a formal determination with respect to the jurisdictional status of those facilities. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is often the subject of litigation within the industry, so the classification and regulation of our high pressure gathering systems are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.

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

EQM's business is dependent on the continued availability of natural gas production and reserves in its areas of operation. A sustained low price environment for natural gas or regulatory limitations could adversely affect development of additional reserves and production that is accessible by EQM's pipeline and storage assets. Production from natural gas wells will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, producers may determine in the future that drilling activities in areas outside of EQM's current areas of operations are strategically more attractive to them due to the price environment for natural gas or other reasons. A reduction in the natural gas volumes supplied by EQT or other third party producers could result in reduced throughput on EQM's systems and adversely impact its ability to grow its operations and increase quarterly cash distributions to its unitholders, including us. Accordingly, to maintain or increase the contracted capacity or the volume of natural gas gathered, transported and stored on EQM's systems and cash flows associated therewith, EQM's customers must continually access additional reserves of natural gas.

The primary factors affecting EQM's ability to obtain non-dedicated sources of natural gas include the level of successful drilling activity near EQM's systems and EQM's ability to compete for volumes from successful new wells. While EQT has dedicated production from certain of its leased properties to EQM, EQM has no control over the level of drilling activity in its areas of operation, the amount of reserves associated with wells connected to EQM's gathering systems or the rate at which production from a well declines. In addition, EQM has no control over EQT or other producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected energy prices, demand for hydrocarbons, levels of reserves, the producer's contractual obligations to EQM and other midstream companies, geological considerations, environmental or other governmental regulations, the availability of drilling permits, the availability of drilling rigs and crews, and other production and development costs.

Fluctuations in energy prices can also greatly affect the development of new natural gas reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond EQM's control. For example, the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $3.77 per MMBtu to a low of $1.49 per MMBtu from January 1, 2016 through December 31, 2017. Factors affecting natural gas prices include worldwide economic conditions; weather conditions and seasonal trends; the levels of domestic production and consumer demand; new exploratory finds of natural gas; the availability of imported, and the ability to export, natural gas and LNG; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional basis differentials and premiums; the price and availability of alternative fuels; the effects of energy conservation measures; the nature and extent of governmental regulation and taxation; and the anticipated future prices of natural gas, oil, LNG and other commodities. Low natural gas prices, particularly in the Appalachian Basin, have had a negative impact on exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in EQM's areas of operation would lead to reduced utilization of EQM's systems. Because of these factors, even if new natural gas reserves are known to exist in areas served by EQM's assets, producers may choose not to develop those reserves. Moreover, EQT may not develop the acreage it has dedicated to EQM. If reductions in drilling activity result in EQM's inability to maintain levels of contracted capacity and throughput, it could reduce EQM's revenue and impair its ability to make quarterly cash distributions to its unitholders, including us.

EQM does not obtain independent evaluations of natural gas reserves connected to its systems. Accordingly, EQM does not have independent estimates of total reserves connected to its systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to EQM's systems are less than EQM anticipates, or the timeline for the development of reserves is longer than EQM anticipates, and EQM is unable to secure additional sources of natural gas, there could be a material adverse effect on its business, results of operations, financial condition, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins in EQM's area of operation, or if natural gas supplies are diverted to serve other markets, the overall volume of natural gas gathered, transported and stored on EQM's systems would decline, which could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM may not be able to increase its third party throughput and resulting revenue due to competition and other factors, which could limit its ability to grow and extend its dependence on EQT.

Part of EQM's growth strategy includes diversifying its customer base by identifying opportunities to offer services to third parties other than EQT. For the years ended December 31, 2017, 2016 and 2015, EQT accounted for approximately 89%, 96% and 96%, respectively, of EQM's gathering revenues, 59%, 56% and 53%, respectively, of EQM's transmission revenues, 2%, 1% and 1%, respectively, of EQM's storage revenues, and 73%, 75% and 73%, respectively, of EQM's total operating revenues. EQM's ability to increase its third party subscribed capacity and throughput and resulting revenue is subject to numerous factors beyond its control, including competition from third parties and the extent to which EQM has available capacity when third party shippers require it. To the extent that EQM lacks available capacity on its systems for third party volumes, it may not be able to compete effectively with third party systems for additional natural gas production in its areas of operation.

EQM has historically provided gathering, transmission and storage services to third parties on only a limited basis and may not be able to attract material third party service opportunities. EQM's efforts to attract new unaffiliated customers may be adversely affected by its relationship with EQT and its desire to provide services pursuant to long-term firm contracts. EQM's potential customers may prefer to obtain services under other forms of contractual arrangements under which EQM would be required to assume direct commodity exposure. In addition, EQM must continue to improve its reputation among its potential customer base for providing high quality service to successfully attract unaffiliated third parties.

EQM is exposed to the credit risk of its counterparties in the ordinary course of its business.

EQM is exposed to the risk of loss resulting from the nonpayment and/or nonperformance of its customers, suppliers, joint venture partners and other counterparties. EQM extends credit to its customers, including EQT as its largest customer, as a normal part of EQM's business. While EQM has established credit policies, including assessing the creditworthiness of its customers as permitted by its FERC-approved natural gas tariffs, and requiring appropriate terms or credit support from them based on the results of such assessments, EQM may not have adequately assessed the creditworthiness of its existing or future customers. We cannot predict the extent to which EQT's and EQM's other counterparties' businesses would be impacted if commodity prices decline, commodity prices are depressed for a sustained period of time, or other conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on the abilities of EQM's counterparties to perform under their gathering, transmission and storage agreements with EQM. The low commodity price environment has negatively impacted natural gas producers causing some producers in the industry significant economic stress including, in certain cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of EQM's customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any resulting nonpayment and/or nonperformance by EQM's counterparties could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Increased competition from other companies that provide gathering, transmission and storage services, or from alternative fuel sources, could have a negative impact on the demand for EQM's services, which could adversely affect its financial results.

EQM's ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors. EQM's systems compete primarily with other interstate and intrastate pipelines and storage facilities in the gathering, transmission and storage of natural gas. Some of EQM's competitors have greater financial resources and may now, or in the future, have access to greater supplies of natural gas than EQM does. Some of these competitors may expand or construct gathering systems and transmission and storage systems that would create additional competition for the services EQM provides to its customers. In addition, EQM's customers may develop their own gathering, transmission or storage services instead of using EQM's. Moreover, none of EQT, EQGP, RMP or any of their respective affiliates is limited in its ability to compete with EQM, and a portion of EQT's acreage is dedicated to RMP.

The policies of the FERC promoting competition in natural gas markets are having the effect of increasing the natural gas transmission and storage options for EQM's traditional customer base. As a result, EQM could experience some "turnback" of firm capacity as existing agreements expire. If EQM is unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, EQM may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas transported or stored on EQM's system or, in cases where EQM does not have long-term firm contracts, could force EQM to lower its transmission or storage rates.

Further, natural gas as a fuel competes with other forms of energy available to end-users, including coal, liquid fuels and renewable and alternative energy. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas gathering, transmission and storage services.

All of these competitive pressures could make it more difficult for EQM to retain its existing customers and/or attract new customers as EQM seeks to expand its business, which could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. In addition, competition could intensify the negative impact of factors that decrease demand for natural gas in the markets served by EQM's systems, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.

If third party pipelines and other facilities interconnected to EQM's pipelines and facilities become unavailable to transport or process natural gas, EQM's revenues and cash available to make distributions to its unitholders could be adversely affected.

EQM depends on third party pipelines and other facilities that provide receipt and delivery options to and from EQM's transmission and storage system. For example, EQM's transmission and storage system interconnects with the following interstate pipelines: Texas Eastern, Dominion Transmission, Columbia Gas Transmission, Tennessee Gas Pipeline Company, Rockies Express Pipeline LLC and National Fuel Gas Supply Corporation, as well as multiple distribution companies. Similarly, EQM's gathering systems have multiple delivery interconnects to multiple interstate pipelines. In the event that EQM's access to such systems was impaired, the amount of natural gas that EQM's gathering systems can gather and transport would be adversely affected, which could reduce revenues from EQM's gathering activities. Because EQM does not own these third party pipelines or facilities, their continuing operation is not within EQM's control. If these or any other pipeline connections or facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, EQM's ability to operate efficiently and continue shipping natural gas to end markets could be restricted, thereby reducing EQM's revenues. Any temporary or permanent interruption at any key pipeline interconnect or facility could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Certain of the services EQM provides on its transmission and storage system are subject to long-term, fixed-price "negotiated rate" contracts that are not subject to adjustment, even if EQM's cost to perform such services exceeds the revenues received from such contracts, and, as a result, EQM's costs could exceed its revenues received under such contracts.

It is possible that costs to perform services under "negotiated rate" contracts will exceed the negotiated rates EQM has agreed to provide to its customers. If this occurs, it could decrease the cash flow realized by EQM's systems and, therefore, the cash EQM has available for distribution to its unitholders, including us. Under FERC policy, a regulated service provider and a customer may mutually agree to a "negotiated rate," and that contract must be filed with and accepted by the FERC. As of December 31, 2017, approximately 89% of EQM's contracted transmission firm capacity was subscribed under such "negotiated rate" contracts. Unless the parties to these "negotiated rate" contracts agree otherwise, the contracts generally may not be adjusted to account for increased costs which could be caused by inflation or other factors relating to the specific facilities being used to perform the services.

EQM may not be able to renew or replace expiring contracts at favorable rates or on a long-term basis.

EQM's primary exposure to market risk occurs at the time its existing contracts expire and are subject to renegotiation and renewal. Including contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, EQM's firm gathering contracts had a weighted average remaining term of approximately 8 years and firm transmission and storage contracts had a weighted average remaining term of approximately 15 years as of December 31, 2017. The extension or replacement of existing contracts, including EQM's contracts with EQT, depends on a number of factors beyond EQM's control, including:

•	the level of existing and new competition to provide services to EQM's markets;

•	the macroeconomic factors affecting natural gas economics for EQM's current and potential customers;

•	the balance of supply and demand, on a short-term, seasonal and long-term basis, in EQM's markets;

•	the extent to which the customers in EQM's markets are willing to contract on a long-term basis; and

•	the effects of federal, state or local regulations on the contracting practices of EQM's customers.

Any failure to extend or replace a significant portion of EQM's existing contracts, or extending or replacing them at unfavorable or lower rates, could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

If the tariffs governing the services EQM provides are successfully challenged, EQM could be required to reduce its tariff rates, which could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Rate payers, the FERC or other interested stakeholders, such as state regulatory agencies, may challenge EQM's rates offered to individual customers or the terms and conditions of service included in EQM's tariffs. EQM does not have an agreement in place that would prohibit customers, including EQT or its affiliates, from challenging EQM's tariffs. If any challenge were successful, among other things, the rates that EQM charges on its systems could be reduced. Successful challenges could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

If EQM does not complete expansion projects, its future growth may be limited.

A significant component of EQM's growth strategy is to continue to grow the cash distributions on its units by expanding its business. EQM's ability to grow depends, in part, upon its ability to complete expansion projects that result in an increase in the cash EQM generates. EQM may be unable to complete successful, accretive expansion projects for many reasons, including, but not limited to, the following:

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

Expanding EQM's business by constructing new midstream assets subjects EQM to risks.

Organic and greenfield growth projects are a significant component of EQM's growth strategy. The development and construction of pipelines and storage facilities involves numerous regulatory, environmental, political and legal uncertainties beyond EQM's control and will require the expenditure of significant amounts of capital. The development and construction of pipelines and storage facilities expose EQM to construction risks such as the failure to meet affiliate and third party contractual requirements, delays caused by landowners or advocacy groups opposed to the oil and gas industry, environmental hazards, the performance of third party contractors, the lack of available skilled labor, equipment and materials and the inability to obtain necessary rights-of-way or approvals and permits from regulatory agencies on a timely basis or at all. These types of projects may not be completed on schedule, at the budgeted cost or at all. Moreover, EQM's revenues may not increase for some time after completion of a particular project. For instance, EQM will be required to pay construction costs generally as they are incurred but construction will typically occur over an extended period of time, and EQM will not receive material increases in revenues until the project is placed into service. Moreover, EQM may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve EQM's expected investment return, which could adversely affect EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Certain of EQM's internal growth projects may require regulatory approval from federal, state and local authorities prior to construction, including any extensions from or additions to its transmission and storage system. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to exploration and production and gathering activities in new production areas, including the Marcellus, Upper Devonian and Utica Shales, and negative public perception regarding the oil and gas industry. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions.

If EQM is unable to make acquisitions on economically acceptable terms, its future growth may be limited, and the acquisitions EQM does make may reduce, rather than increase, its cash generated from operations on a per unit basis.

EQM's ability to grow depends, in part, on its ability to make acquisitions that increase its cash generated from operations on a per unit basis. The acquisition component of EQM's strategy is based, in large part, on its expectation of ongoing divestitures of midstream energy assets by industry participants. A material decrease in such divestitures would limit EQM's opportunities for future acquisitions and could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

If EQM is unable to make accretive acquisitions, whether because, among other reasons, (i) EQM is unable to identify attractive acquisition opportunities, (ii) EQM is unable to negotiate acceptable purchase contracts, (iii) EQM is unable to obtain financing for acquisitions on economically acceptable terms, (iv) EQM is outbid by competitors, some of which are substantially larger than EQM and have greater financial resources, or (v) EQM is unable to obtain necessary governmental or third party consents, then EQM's future growth and ability to increase distributions will be limited.

Furthermore, even if EQM does make acquisitions that it believes will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis. Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about volumes, revenues and costs, including synergies and potential growth;

•	an inability to secure adequate customer commitments to use the acquired systems or facilities;

•	an inability to integrate successfully the assets or businesses EQM acquires;

•	the assumption of unknown liabilities for which EQM is not indemnified or for which EQM's indemnity is inadequate;

•	the diversion of management's and employees' attention from other business concerns; and

•	unforeseen difficulties operating in new geographic areas or business lines.

If any acquisition fails to be accretive to EQM's distributable cash flow per unit, it could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

If EQM is unable to obtain needed capital or financing on satisfactory terms to fund expansions of its asset base, its ability to make quarterly cash distributions may be diminished or its financial leverage could increase. EQM does not have any commitment with any of its affiliates to provide any direct or indirect financial assistance to EQM.

In order to expand EQM's asset base and complete the announced expansion projects described in this Annual Report on Form 10-K, including the MVP project, EQM will need to make significant expansion capital expenditures. If EQM does not make sufficient or effective expansion capital expenditures, it will be unable to expand its business operations and may be unable to maintain or raise the level of its quarterly cash distributions.

In order to fund its expansion capital expenditures, EQM will be required to use cash from its operations, incur borrowings or sell additional common units or other limited partner interests. Using cash from operations will reduce distributable cash flow to EQM's common unitholders, including us. EQM's ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by its financial condition at the time of any such financing or offering, the covenants in EQM's debt agreements, general economic conditions and contingencies and uncertainties that are beyond EQM's control. Even if EQM is successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit its ability to pay distributions to its common unitholders, including us. In addition, incurring additional debt may significantly increase EQM's interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rates, which could materially decrease EQM's and our ability to pay distributions at the then-current distribution rates. If funding is not available to EQM when needed, or is available only on unfavorable terms, EQM may be unable to execute its business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. EQM does not have any commitment with the EQM General Partner or other affiliates, including EQT and us, to provide any direct or indirect financial assistance to EQM. In October 2016, EQM entered into a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility); however, any loans from EQT under the 364-Day Facility are at the sole discretion of EQT, and EQT is under no obligation, fiduciary or otherwise, to make such funds available to EQM.

EQM is subject to numerous hazards and operational risks.

EQM's business operations are subject to all of the inherent hazards and risks normally incidental to the gathering, transmission and storage of natural gas. These operating risks include, but are not limited to:

•
damage to pipelines, facilities, equipment and surrounding properties caused by hurricanes, earthquakes, tornadoes, floods, fires, landslides and other natural disasters and acts of sabotage and terrorism;

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

These risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of EQM's operations, regulatory investigations and penalties and substantial losses to EQM. The location of certain segments of EQM's systems in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the damages resulting from these risks. In spite of any precautions taken, an event such as those described above could cause considerable harm to people or property and could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. Accidents or other operating risks could further result in loss of service available to EQM's customers. Such circumstances, including those arising from maintenance and repair activities, could result in service interruptions on segments of EQM's systems. Potential customer impacts arising from service interruptions on segments of EQM's systems could include limitations on its ability to satisfy customer requirements, obligations to provide reservation charge credits to customers in times of constrained capacity, and solicitation of EQM's existing customers by others for potential new projects that would compete directly with EQM's existing services. Such circumstances could adversely impact EQM's ability to meet contractual obligations and retain customers, with a resulting negative impact on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM does not insure against all potential losses and could be seriously harmed by unexpected liabilities.

EQM is not fully insured against all risks inherent in its business, including environmental accidents that might occur. In addition, EQM does not maintain business interruption insurance of the types and in amounts necessary to cover all possible risks of loss. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQT currently maintains excess liability insurance that covers EQT's and its affiliates', including EQM's, legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability but excludes: release of pollutants subsequent to their disposal; release of substances arising from the combustion of fuels that result in acidic deposition; and testing, monitoring, clean-up, containment, treatment or removal of pollutants from property owned, occupied by, rented to, used by or in the care, custody or control of EQT and its affiliates, including us.

EQT also maintains coverage for itself and its affiliates, including EQM, for physical damage to assets and resulting business interruption, including damage caused by terrorist acts.

All of EQT's insurance is subject to deductibles. If a significant accident or event occurs for which EQM is not fully insured, it could adversely affect EQM's operations and financial condition. EQM may not be able to maintain or obtain insurance of the types and in the amounts it desires at reasonable rates, and it may elect to self-insure a portion of its asset portfolio. The insurance coverage EQM does obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses. In addition, EQM shares insurance coverage with EQT, for which EQM reimburses EQT pursuant to the terms of the EQM omnibus agreement. To the extent EQT experiences covered losses under the insurance policies, the limit of EQM's coverage for potential losses may be reduced.

EQM is subject to stringent environmental laws and regulations that may expose it to significant costs and liabilities.

EQM's operations are regulated extensively at the federal, state and local levels. Laws, regulations and other legal requirements have increased the cost to plan, design, install, operate and abandon gathering and transmission systems and pipelines. Environmental, health and safety legal requirements govern discharges of substances into the air, water and ground; the management and disposal of hazardous substances and wastes; the clean-up of contaminated sites; groundwater quality and availability; plant and wildlife protection; locations available for pipeline construction; environmental impact studies and assessments prior to permitting; restoration of properties after construction or operations are completed; pipeline safety

(including replacement requirements); and work practices related to employee health and safety. Compliance with the laws, regulations and other legal requirements applicable to EQM's business, including delays in obtaining permits or other government approvals, may increase EQM's cost of doing business, result in delays or restrictions in the performance of operations due to the need to obtain additional or more detailed permits or other governmental approvals or even cause EQM not to pursue a project. For example, the U.S. Fish and Wildlife Service continues to receive hundreds of petitions to consider listing of additional species as endangered or threatened and is being regularly sued or threatened with lawsuits to address these petitions. Some of these legal actions may result in the listing of species located in areas in which EQM operates. Such designations of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, can result in increased costs, construction delays, restrictions in EQM's operations or abandonment of projects. In addition, compliance with laws, regulations or other legal requirements could subject EQM to claims for personal injuries, property damage and other damages. EQM's failure to comply with the laws, regulations and other legal requirements applicable to its business, even if as a result of factors beyond its control, could result in the suspension or termination of its operations and subject EQM to administrative, civil and criminal penalties and damages.

Laws, regulations and other legal requirements are constantly changing, and implementation of compliant processes in response to such changes could be costly and time consuming. For example, in October 2015, the EPA revised the NAAQS for ozone from 75 parts per billion for the current 8 hour primary and secondary ozone standards to 70 parts per billion for both standards. The EPA may designate the areas in which EQM operates as nonattainment areas. States that contain any areas designated as nonattainment areas will be required to develop implementation plans demonstrating how the areas will attain the applicable standard within a prescribed period of time. These plans may require the installation of additional equipment to control emissions. In addition, in May 2016, the EPA finalized rules that impose volatile organic compound emissions limits (and collaterally reduce methane emissions) on certain types of compressors and pneumatic pumps, as well as requiring the development and implementation of leak monitoring plans for compressor stations. The EPA announced its intention to reconsider certain of the rules in April 2017 and has sought to stay their requirements; however, the rules remain in effect. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of EQM’s equipment, result in longer permitting timelines, and significantly increase EQM’s capital expenditures and operating costs, which could adversely impact EQM’s business. In addition to periodic changes to air, water and waste laws, as well as recent EPA initiatives to impose climate change-based air regulations on industry, the U.S. Congress and various states have been evaluating climate-related legislation and other regulatory initiatives that would further restrict emissions of GHGs, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of burning natural gas). Several states are also pursuing similar measures to regulate emissions of GHGs from new and existing sources. If implemented, such GHG restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of GHGs that could have an adverse effect on EQM’s operations.

There is a risk that EQM may incur costs and liabilities in connection with its operations due to historical industry operations and waste disposal practices, its handling of wastes and potential emissions and discharges related to EQM's operations. Private parties, including the owners of the properties through which EQM's gathering system or its transmission and storage system pass and facilities where its wastes are taken for reclamation or disposal, may have the right to pursue legal actions to require remediation of contamination or enforce compliance with environmental requirements as well as to seek damages for personal injury or property damage. In addition, changes in environmental laws occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to its unitholders, including us. EQM may not be able to recover all or any of these costs from insurance.

Climate change and related legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the natural gas services EQM provides.

Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act's Prevention of Significant Deterioration and Title V programs and has adopted regulations that require, among other things, preconstruction and operating permits for certain large stationary sources and the monitoring and reporting of GHGs from certain onshore oil and natural gas production sources on an annual basis.

In addition, the U.S. Congress, along with federal and state agencies, have considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase EQM's cost of environmental compliance by requiring it to install new equipment to reduce emissions from larger facilities and/or, depending on any future legislation, purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals for existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas EQM gathers, transports and stores. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit EQM by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on EQM of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

Negative public perception regarding EQM and/or the midstream industry could have an adverse effect on EQM's operations.

Negative public perception regarding EQM and/or the midstream industry resulting from, among other things, oil spills, the explosion of natural gas transmission and gathering lines and concerns raised by advocacy groups about hydraulic fracturing and pipeline projects, may lead to increased regulatory scrutiny which may, in turn, lead to new local, state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations.  These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation.  Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits EQM needs to conduct its operations to be withheld, delayed or burdened by requirements that restrict its ability to profitably conduct business.

Significant portions of EQM's pipeline systems have been in service for several decades. There could be unknown events or conditions or increased maintenance or repair expenses and downtime associated with its pipelines that could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make distributions.

Significant portions of EQM's transmission and storage system and FERC-regulated gathering system have been in service for several decades. The age and condition of these systems could result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce EQM's revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of EQM's systems could adversely affect its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM may incur significant costs and liabilities as a result of increasingly stringent pipeline safety regulation, including pipeline integrity management program testing and related repairs.

The DOT, acting through PHMSA, has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could harm "high consequence areas," including high population areas, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The regulations require operators, including EQM, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.

Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on EQM and similarly situated midstream operators.  For example, in April 2016, PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines.  The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. Further, in June 2016, President Obama signed the 2016 Pipeline Safety Act that extends PHMSA's statutory mandate under prior legislation through 2019. In addition, the 2016 Pipeline Safety Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, in October 2016 and December 2016, PHMSA issued two Interim Final Rules that expanded the agency's authority to impose emergency restrictions, prohibitions and safety measures and strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity. The December 2016 Interim Final Rule, relating to underground gas storage facilities, went into effect in January 2017, with a compliance deadline in January 2018. PHMSA determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the December 2016 Interim Final Rule that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule. In October 2017, PHMSA formally reopened the comment period on the December 2016 Interim Final Rule in response to a petition for reconsideration, with comments due in November 2017. Additionally, in January 2017, PHMSA announced a new final rule regarding hazardous liquid pipelines, which increases the quality and frequency of tests that assess the condition of pipelines, requires operators to annually evaluate the existing protective measures in place for pipeline segments in HCAs, extends certain leak detection requirements for hazardous liquid pipelines not located in HCAs, and expands the list of conditions that require immediate repair. However, it is unclear when or if this rule will go into effect because, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but were not yet published, be immediately withdrawn for further review. Accordingly, this rule has not become effective through publication in the Federal Register. We are monitoring and evaluating the effect of these and other emerging requirements on EQM's operations.

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

Should EQM fail to comply with DOT regulations adopted under authority granted to PHMSA, it could be subject to penalties and fines. PHMSA has the authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $200,000 per day for each violation and approximately $2 million for a related series of violations. This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation. In addition, EQM may be required to comply with new safety regulations and make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in its forecasted maintenance capital expenditures.

The adoption of legislation relating to hydraulic fracturing and the enactment of new or increased severance taxes and impact fees on natural gas production could cause EQM's current and potential customers to reduce the number of wells they drill in the Marcellus, Upper Devonian and Utica Shales or curtail production of existing wells. If reductions are significant for those or other reasons, the reductions would have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM's assets are primarily located in the Marcellus Shale fairway in southwestern Pennsylvania and northern West Virginia, and a majority of the production that EQM receives from customers is produced from wells completed using hydraulic fracturing. Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays like the Marcellus, Upper Devonian and Utica Shales. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies, but several federal agencies have asserted regulatory authority over aspects of the process, including the EPA, which published proposed effluent limit guidelines in April 2015 for waste water from shale gas extraction operations before being discharged to a treatment plant, and the federal Bureau of Land Management (BLM), which issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands. The BLM rule was struck down by a federal court in Wyoming in June 2016, but reinstated on appeal by the Tenth Circuit in September 2017. While this appeal was pending, BLM proposed a rulemaking in July 2017 to rescind these rules in their entirety. Although BLM published a final rule rescinding the 2015 rules in December 2017, other federal or state agencies may look to the BLM rule in developing new regulations that could apply to our operations.

The U.S. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing, while a growing number of states, including those in which EQM operates, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Some states, such as Pennsylvania, have imposed fees on the drilling of new unconventional oil and gas wells. States could elect to prohibit hydraulic fracturing altogether, as was announced in December 2014 with regard to hydraulic fracturing activities in New York. Also, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In fact, legislation or regulation banning hydraulic fracturing has been adopted in a number of local jurisdictions, including ones in which EQM has limited operations. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. For example, in December 2016, the EPA issued its final report on a study it had conducted over several years regarding the effects of hydraulic fracturing on drinking water sources. The final report, contrary to several previously published draft reports issued by the EPA, found instances in which impacts to drinking water may occur. However, the report also noted significant data gaps that prevented the EPA from determining the extent or severity of these impacts. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.

State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection disposal wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado, Ohio, Oklahoma and Texas, have modified their regulations to account for induced seismicity. While Pennsylvania is not one of the states where such regulation has been enacted, regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on EQM's customers.

The adoption of new laws, regulations or ordinances at the federal, state or local levels imposing more stringent restrictions on hydraulic fracturing could make it more difficult for EQM's customers to complete natural gas wells, increase customers' costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for EQM's gathering, transmission and storage services.

Furthermore, the tax laws, rules and regulations that affect EQM's customers are subject to change. For example, Pennsylvania's governor and legislature have continued to discuss the imposition of a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus, Upper Devonian and Utica Shale formations, either in replacement of or in addition to the existing state impact fee. A consensus on the characteristics, such as the effective tax rate, or enactment of a state severance tax has yet to be reached. Any such increase or change could adversely impact the earnings, cash flows and financial position of EQM's customers and cause them to reduce their drilling in the areas in which EQM operates.

EQM's exposure to direct commodity price risk may increase in the future.

Although EQM intends to enter into long-term firm contracts with new customers in the future, its efforts to obtain such contractual terms may not be successful. In addition, EQM may acquire or develop additional midstream assets in the future that do not provide services primarily based on capacity reservation charges or other fixed fee arrangements and therefore have a greater exposure to fluctuations in commodity price risk than its current operations, including the Ohio gathering assets EQT announced it intends to offer to EQM. Future exposure to the volatility of natural gas prices, including regional basis differentials, as a result of EQM's future contracts could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM does not own all of the land on which its pipelines and facilities are located, which could disrupt its operations.

EQM does not own all of the land on which its pipelines and facilities have been constructed, and it is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way, if such rights-of-way lapse or terminate or if its facilities are not properly located within the boundaries of such rights-of-way. Although many of these rights are perpetual in nature, EQM occasionally obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. If EQM were to be unsuccessful in renegotiating rights-of-way, it might have to institute condemnation proceedings on its FERC-regulated assets or relocate its facilities for non-regulated assets. A loss of rights-of-way or a relocation could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Any significant and prolonged change in or stabilization of natural gas prices could have a negative impact on EQM's natural gas storage business.

Historically, natural gas prices have been seasonal and volatile, which has enhanced demand for EQM's storage services. The natural gas storage business has benefited from significant price fluctuations resulting from seasonal price sensitivity, which impacts the level of demand for EQM's services and the rates it is able to charge for such services. On a system-wide basis, natural gas is typically injected into storage between April and October when natural gas prices are generally lower and withdrawn during the winter months of November through March when natural gas prices are typically higher. However, the market for natural gas may not continue to experience volatility and seasonal price sensitivity in the future at the levels previously seen. If volatility and seasonality in the natural gas industry decrease, because of increased production capacity or otherwise, the demand for EQM's storage services and the prices that EQM will be able to charge for those services may decline.

In addition to volatility and seasonality, an extended period of high natural gas prices would increase the cost of acquiring base gas and likely place upward pressure on the costs of associated storage expansion activities. An extended period of low natural gas prices could adversely impact storage values for some period of time until market conditions adjust. These commodity price impacts could have a negative impact on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM has entered into a joint venture, and may in the future enter into additional or modify existing joint ventures, that might restrict its operational and corporate flexibility. In addition, these joint ventures are subject to many of the same operational risks to which EQM are subject.

EQM has entered into a joint venture to construct the MVP project and may in the future enter into additional joint venture arrangements with third parties. Joint venture arrangements may restrict EQM's operational and corporate flexibility. For example, because EQM does not control all of the decisions of the MVP Joint Venture, it may be difficult or impossible for EQM to cause the joint venture to take actions that EQM believes would be in EQM's or the joint venture's best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing EQM to fund operating and/or capital expenditures, the timing and amount of which EQM may not control, and EQM's joint venture partners may not satisfy their financial obligations to the joint venture.

In addition, the operations of the MVP Joint Venture and any joint ventures we or EQM may enter into in the future are subject to many of the same operational risks to which we and EQM are subject as described in this Item 1A, "Risk Factors - Risks Inherent in EQM's Business."

Restrictions under EQM's debt agreements could adversely affect its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM's debt agreements contain various covenants and restrictive provisions that limit EQM's ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase units;

•	incur or permit liens on assets;

•	enter into certain types of transactions with affiliates;

•	enter into certain mergers or acquisitions; and

•	dispose of all or substantially all of its assets.

In July 2017, EQM amended and restated its credit facility to increase the borrowing capacity under the facility from $750 million to $1 billion and extend the maturity date to July 2022. EQM's $1 billion credit facility contains a covenant requiring EQM to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). EQM's ability to meet these covenants can be affected by events beyond its control and EQM cannot assure its unitholders that it will meet these covenants. In addition, EQM's $1 billion credit facility contains events of default customary for such facilities, including the occurrence of a change of control (which will occur, among other things, if EQT or certain permitted transferees fail to control the EQM General Partner, EQM fails to own 100% of Equitrans, L.P., or the EQM General Partner fails to be EQM's general partner).

The provisions of EQM's debt agreements may affect EQM's ability to obtain future financing and pursue attractive business opportunities and its flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of EQM's debt agreements could result in an event of default, which could enable EQM's lenders to, subject to the terms and conditions of the applicable agreement, declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of EQM's debt is accelerated, EQM's assets may be insufficient to repay such debt in full, and its and our unitholders could experience a partial or total loss of their investments. The $1 billion credit facility also has cross default provisions that apply to any other indebtedness EQM may have with an aggregate principal amount in excess of $25 million.

EQM's future debt levels may limit its flexibility to obtain financing and to pursue other business opportunities.

EQM has the ability to incur debt, subject to limitations in its $1 billion credit facility. EQM's level of debt could have important consequences to EQM, including the following:

•
EQM's ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•
EQM's funds available for operations, future business opportunities and distributions to unitholders, including us, will be reduced by that portion of its cash flow required to make interest payments on its debt;

•	EQM may be more vulnerable to competitive pressures or a downturn in its business or the economy generally; and

•	EQM's flexibility in responding to changing business and economic conditions may be limited.

EQM's ability to service its debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond its control. If EQM's operating results are not sufficient to service its current or future indebtedness, EQM will be forced to take actions such as reducing distributions, reducing or delaying its business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. EQM may not be able to effect any of these actions on satisfactory terms or at all.

The credit and risk profile of the EQM General Partner and EQT could adversely affect EQM's credit ratings and risk profile, which could increase EQM's borrowing costs or hinder its ability to raise capital.

The credit and business risk profiles of the EQM General Partner and EQT may be factors considered in credit evaluations of EQM and us. This is because the EQM General Partner, which is controlled by EQT through EQT's ownership interest in us, controls EQM's business activities, including EQM's cash distribution policy and growth strategy. Due to our and EQM's relationship with EQT, our and EQM's abilities to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairments to EQT's financial condition, including the degree of its financial leverage and its dependence on cash flows from us to service its indebtedness, or adverse changes in EQT's credit ratings, including a downgrade of its investment grade credit rating. A sustained period of low commodity prices could increase the risk of a lower credit rating for EQT and EQM. Any material limitations on our or EQM's abilities to access capital as a result of adverse changes at EQT or EQM could limit our and EQM's abilities to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at EQT could negatively impact our and EQM's unit prices, limiting our and EQM's abilities to raise capital through equity issuances or debt financing, could negatively affect our and EQM's ability to engage in, expand or pursue our business activities, and could also prevent us or EQM from engaging in certain transactions that might otherwise be considered beneficial to us or EQM.

Please see Item 1A, "Risk Factors" in EQT's Annual Report on Form 10-K for the year ended December 31, 2017 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full discussion of the risks associated with EQT's business.

A downgrade of EQM's credit ratings, which are determined by independent third parties, could impact EQM's liquidity, EQM's access to capital, and EQM's costs of doing business.

If any credit rating agency downgrades EQM's credit ratings, EQM's access to credit markets may be limited, EQM's borrowing costs could increase, and EQM may be required to provide additional credit assurances in support of commercial agreements, such as joint venture agreements and construction contracts, the amount of which may be substantial. EQM’s credit ratings by Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Service (S&P) and Fitch Ratings Service (Fitch) were Ba1, BBB- and BBB-, respectively, as of February 14, 2018. In order to be considered investment grade, EQM must be rated Baa3 or higher by Moody’s, BBB- or higher by S&P and BBB- or higher by Fitch. EQM’s non-investment grade credit rating by Moody’s and any future downgrade of EQM’s S&P and/or Fitch credit ratings to non-investment grade may result in greater borrowing costs and collateral requirements than would be available to EQM if all its credit ratings were investment grade. EQM’s ability to access capital markets could also be limited by economic, market or other disruptions. An increase in the level of EQM’s indebtedness in the future may result in a downgrade in the ratings that are assigned to its debt. See "The credit and risk profile of the EQM General Partner and EQT could adversely affect EQM's credit ratings and risk profile, which could increase EQM's borrowing costs or hinder its ability to raise capital" in the above section.

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

Increases in interest rates could adversely impact demand for EQM's storage capacity, its unit price, its ability to issue equity or incur debt for acquisitions or other purposes and its ability to make cash distributions at its intended levels.

There is a financing cost for EQM's customers to store natural gas in its storage facilities. That financing cost is impacted by the cost of capital or interest rates incurred by the customer in addition to the commodity cost of the natural gas in inventory. Absent other factors, a higher financing cost adversely impacts the economics of storing natural gas for future sale. As a result, a significant increase in interest rates could adversely affect the demand for EQM's storage capacity independent of other market factors.

In addition, interest rates on EQM's revolving credit facilities, future credit facilities and debt securities could be higher than current levels, causing EQM's financing costs to increase. As with other yield-oriented securities, EQM's unit price is impacted by the level of its cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in EQM's units, and a rising interest rate environment could have an adverse impact on EQM's unit price, its ability to issue equity or incur debt for acquisitions or other purposes and its ability to make cash distributions at its intended levels.

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

The lack of diversification of EQM's assets and geographic locations could adversely affect its ability to make distributions to its unitholders, including us.

EQM relies exclusively on revenues generated from its gathering system and its transmission and storage system, which are primarily located in the Appalachian Basin in Pennsylvania, West Virginia and Ohio. Due to EQM's lack of diversification in assets and geographic location, an adverse development in these businesses or EQM's areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for natural gas, could have a significantly greater impact on EQM's results of operations and distributable cash flow to its unitholders, including us, than if EQM maintained more diverse assets and locations.

Terrorist or cyber security attacks or threats thereof aimed at EQM's facilities or surrounding areas could adversely affect its business.

EQM's business has become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, to operate its assets, and the maintenance of EQM's financial and other records has long been dependent upon such technologies. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Deliberate attacks on, or unintentional events affecting, EQM's systems or infrastructure, the systems or infrastructure of third parties or the cloud could lead to corruption or loss of EQM's proprietary data and potentially sensitive data, delays in delivery of natural gas and natural gas liquids, difficulty in completing and settling transactions, challenges in maintaining EQM's books and records, environmental damage, communication interruptions, personal injury, property damage, other operational disruptions and third party liability. Further, as cyber incidents continue to evolve, EQM may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerability to cyber incidents.

Tax Risks to Our Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. Likewise, EQM's tax treatment depends on its status as a partnership for federal income tax purposes. If the IRS were to treat EQM or us as a corporation for federal income tax purposes or either EQM or we were to become subject to entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently 21.0%, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow to our unitholders would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

EQM's partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects EQM to taxation as a corporation or otherwise subjects EQM to entity-level taxation for federal, state or local income tax purposes, EQM's minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on EQM.

If EQM were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxable again as corporate dividends (to the extent of EQM's current and accumulated earnings and profits), and, in general, no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow, likely causing a substantial reduction in the value of our common units.

If we or EQM were subjected to a material amount of additional entity-level taxation by individual states or other taxing jurisdictions, it would reduce our distributable cash flow to our unitholders.

Changes in current law may subject us or EQM to additional entity-level taxation by individual states or other taxing jurisdictions. Because of widespread budget deficits and other reasons, several states and other taxing jurisdictions are evaluating ways to subject partnerships to entity-level taxation through the imposition of income, franchise and other forms of taxation. Imposition of such additional tax on us or EQM would reduce the distributable cash flow to our unitholders. EQM's partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects EQM to entity-level taxation, EQM's minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on EQM.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us and EQM, or an investment in our common units or in EQM's common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we and EQM rely for our treatment as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted, but it is possible that a change in law could affect us or EQM and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.

Our unitholders are required to pay income taxes on their share of our taxable income even if they do not receive any cash distributions from us. A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our or EQM’s economic performance, transactions in which we or EQM engage or changes in law and may be substantially different from any estimate we make in connection with a unit offering.

A unitholder’s allocable share of our taxable income will be taxable to such unitholder, which may require the unitholder to pay federal income taxes and, in some cases, state and local income taxes, even if the unitholder receives cash distributions from us that are less than the actual tax liability that results from that income or no cash distributions at all.

A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our or EQM’s economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our and EQM’s control, and certain transactions in which we or EQM might engage. For example, we or EQM may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our or EQM’s business, as applicable, or used to reduce our or EQM’s debt, or an actual or deemed satisfaction of our or EQM’s indebtedness for an amount less than the adjusted issue price of the debt. A unitholder’s ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the recently enacted law known as the Tax Cuts and Jobs Act of 2017, the net interest expense deductions of certain business entities, including us and EQM, are limited to 30% of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholder’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.

From time to time, in connection with an offering of our common units, we may state an estimate of the ratio of federal taxable income to cash distributions that a purchaser of our common units in that offering may receive in a given period. These estimates depend in part on factors that are unique to the offering with respect to which the estimate is stated, so the expected ratio applicable to other common units will be different, and in many cases less favorable, than these estimates. Moreover, even in the case of common units purchased in the offering to which the estimate relates, the estimate may be incorrect, due to the uncertainties described above, challenges by the IRS to tax reporting positions which we adopt, or other factors. The actual ratio of taxable income to cash distributions could be higher or lower than expected, and any differences could be material and could materially affect the value of our common units.

If the IRS contests the federal income tax positions we or EQM take, the market for our common units or EQM's common units may be adversely impacted and the cost of any IRS contest will reduce our distributable cash flow to our unitholders.

We have not requested, and do not currently plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other tax matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed in a prospectus or from the positions we or EQM take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel's conclusions or the positions we or EQM take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel's conclusions or the positions we or EQM take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units or EQM's common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow.

If the IRS makes audit adjustments to our or EQM's income tax returns for tax years beginning after 2017, it (and some states) may assess and collect any resulting taxes (including any applicable penalties and interest) directly from us or EQM, respectively, in which case we or EQM, as the case may be, may require our unitholders and former unitholders to reimburse us or EQM, as the case may be, for such taxes (including any applicable penalties or interest) or, if we or EQM are required to bear such payment, our or EQM's cash available for distribution to our unitholders or EQM's unitholders (including us) might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our or EQM's income tax returns for tax years beginning after 2017, it (and some states) may assess and collect any resulting taxes (including any applicable interest and penalties) directly from us or EQM, respectively. We and EQM will generally have the ability to shift any such tax liability to our respective general partners and unitholders in accordance with their interests in us and EQM during the year under audit, but there can be no assurance that we and EQM will be able to do so (or will choose to do so) under all circumstances, or that we and EQM will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we or EQM do business in the year under audit or in the adjustment year. If we or EQM make payments of taxes, penalties and interest resulting from audit adjustments, we or EQM, as the case may be, may require our unitholders and former unitholders to reimburse us or EQM, as the case may be, for such taxes (including any applicable penalties or interest) or, if we or EQM are required to bear such payment, our or EQM's cash available for distribution to our unitholders or EQM's unitholders (including us) might be substantially reduced.

In the event the IRS makes an audit adjustment to our or EQM's income tax returns and we or EQM, as the case may be, do not or cannot shift the liability to our unitholders or EQM's unitholders, respectively, in accordance with their interests in us or EQM, respectively, during the year under audit, we and EQM will generally have the ability to request that the IRS reduce the determined underpayment by reducing the suspended passive loss carryovers of our unitholders or EQM's unitholders (without any compensation from us or EQM to such unitholders), to the extent such underpayment is attributable to a net decrease in passive activity losses allocable to certain partners. Such reduction, if approved by the IRS, will be binding on any affected unitholders.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell their common units, our unitholders will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of our unitholders' allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units our unitholders sell will, in effect, become taxable income to our unitholders if they sell such common units at a price greater than their tax basis in those common units, even if the price our unitholders receive is less than their original cost. Furthermore, a substantial portion of the amount realized on any sale or other disposition of our unitholders' common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes our unitholders' share of our nonrecourse liabilities, if our unitholders sell their common units, our unitholders may incur a tax liability in excess of the amount of cash they receive from the sale.

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

Under the recently enacted law known as the Tax Cuts and Jobs Act of 2017, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.

Tax-exempt entities and non-U.S. persons should consult a tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from our unitholders' sales of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders' tax returns.

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

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Treasury Regulations allow a similar monthly convention, but such regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. We are authorized to revise our method of allocation between transferee and transferor unitholders, as well as among unitholders whose interests vary during a taxable year, to conform to a method permitted under future Treasury Regulations.

A unitholder who disposes of units prior to the record date set for a cash distribution for that quarter will be allocated items of our income, gain, loss and deduction attributable to the month of disposition but will not be entitled to receive a cash distribution for that period.

A unitholder whose common units are loaned to a "short seller" to cover a short sale of common units may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a "short seller" to cover a short sale of common units may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

We and EQM have adopted certain valuation methodologies in determining a unitholder's allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units and EQM's common units.

In determining the items of income, gain, loss and deduction allocable to our and EQM's unitholders, we and EQM must routinely determine the fair market value of our respective assets. Although we or EQM may from time to time consult with professional appraisers regarding valuation matters, we and EQM make many fair market value estimates using a methodology based on the market value of our respective common units as a means to measure the fair market value of our respective assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders or EQM's unitholders. It also could affect the amount of gain on the sale of common units by our unitholders or EQM's unitholders and could have a negative impact on the value of our common units or those of EQM or result in audit adjustments to the tax returns of our or EQM's unitholders without the benefit of additional deductions.

As a result of investing in our common units, our unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we or EQM operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or EQM conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. EQM owns property or conducts business in Pennsylvania, West Virginia and Ohio and will be expanding into Virginia with the MVP, each of which currently imposes a personal income tax on individuals. Each of these states also imposes an income or gross receipts tax on corporations and other entities. As we or EQM make acquisitions or expand our business, we or EQM may own property or conduct business in additional states that impose a personal income tax. It is our unitholders' responsibility to file all U.S. federal, state and local tax returns.

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

See also Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for further discussion regarding EQGP's and EQM's exposure to market risks, which is incorporated herein by reference.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

For a description of material properties, see Item 1, "Business," which is incorporated herein by reference.

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

Environmental Proceedings

Between September 2015 and February 2016, EQM, as the operator of the AVC facilities which at that time were owned by EQT, received eight Notices of Violation (NOVs) from the Pennsylvania Department of Environmental Protection (PADEP).  The NOVs alleged violations of the Pennsylvania Clean Streams Law in connection with inadvertent releases of sediment and bentonite to water that occurred while drilling for a pipeline replacement project in Cambria County, Pennsylvania.  EQT and EQM immediately addressed the releases and fully cooperated with the PADEP. In October 2016, EQM acquired the AVC facilities from EQT, including any future obligations related to these releases. In February 2017, EQM received a proposed consent assessment of civil penalty from the PADEP that proposed a civil penalty related to the NOVs. While the PADEP's claims may result in penalties that exceed $100,000, EQM expects that the resolution of this matter will not have a material impact on its financial condition, results of operations, liquidity or ability to make distributions to EQM unitholders, including EQGP.

EQM has received a number of other NOVs from environmental agencies in some of the states in which EQM operates alleging various violations of oil and gas, air, water and waste regulations. EQM has responded to these NOVs and has, where applicable, substantially corrected or remediated the activities in question. EQM disputes the facts alleged in a number of the NOVs and cannot predict with certainty whether any or all of these NOVs will result in penalties. If penalties are imposed, an individual penalty or the aggregate of these penalties could result in monetary sanctions in excess of $100,000.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

EQGP's common units are listed on the NYSE under the symbol "EQGP." The following table sets forth the high and low sales prices reflected in the NYSE Composite Transactions of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2017 and 2016.

Common Unit Data by Quarter

	2017			2016
	Unit Price Range		Distributions	Unit Price Range		Distributions
			per Common			per Common
	High	Low	Unit	High	Low	Unit
1st Quarter	$28.53	$24.91	$0.177	$27.00	$17.64	$0.122
2nd Quarter	31.76	24.18	0.191	27.74	21.95	0.134
3rd Quarter	30.64	25.03	0.21	26.99	23.89	0.15
4th Quarter	$30.74	$24.79	$0.228	$26.39	$21.45	$0.165

As of January 31, 2018, there were three unitholders of record of EQGP's common units. A cash distribution of $0.244 per common unit was declared on January 18, 2018 and will be paid on February 23, 2018 to unitholders of record at the close of business on February 2, 2018.

See Note 7 to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for information on the significant provisions of EQGP's and EQM's respective partnership agreements that relate to distributions of available cash, minimum quarterly distributions and IDRs, as applicable.

Recent Sales of Unregistered Securities

None.

Market Repurchases

EQGP did not repurchase any of its common units during 2017.

Equity Compensation Plans

The information relating to EQGP's equity compensation plans required by Item 5 is included in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K, which is incorporated herein by reference.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

EQGP closed its IPO on May 15, 2015. For accounting purposes, the historical financial statements of EQGP for the time periods prior to the completion of the IPO include the assets, liabilities and results of operations of the EQM General Partner and EQM LP. Prior to the IPO, the EQM General Partner and EQM LP were indirect wholly owned subsidiaries of EQT and directly held EQT's partnership interests in EQM. Prior to the closing of the IPO, EQM LP merged with and into EQGP and EQT contributed 100% of the outstanding limited liability company interests in the EQM General Partner to EQGP. For periods beginning at or following the IPO, the selected financial data reflect the assets, liabilities and results of operations of EQGP and its consolidated subsidiaries. As discussed below, EQGP's consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of AVC, Rager, the Gathering Assets and NWV Gathering as these were businesses and the acquisitions were transactions between entities under common control. The selected financial data covering the periods prior to the October 2016 Acquisition, prior to the NWV Gathering Acquisition and prior to the EQGP IPO may not necessarily be indicative of the actual results of operations had AVC, Rager, the Gathering Assets and NWV Gathering been operated together during those periods.

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
Statements of Consolidated Operations		(Thousands, except per share amounts)
Operating revenues	$834,096	$735,614	$632,936	$489,218	$362,810
Operating income	577,693	523,984	448,980	332,595	248,628
Net income attributable to EQT GP Holdings, LP	$261,993	$234,179	$207,603	$121,877	$112,512
Net income per limited partner unit (a)
Basic and diluted	$0.98	$0.80	$0.39	N/A	N/A
Cash distributions paid per unit	$0.806	$0.571	$0.15139	N/A	N/A

Consolidated Balance Sheets
Total assets	$3,549,625	$3,076,449	$2,833,790	$2,247,226	$1,667,305
Long-term debt	$1,167,352	$985,732	$493,401	$492,633	$—

(a)
Net income attributable to AVC, Rager and the Gathering Assets for periods prior to October 1, 2016 and net income attributable to periods prior to the EQGP IPO were not allocated to the limited partners for purposes of calculating net income per limited partner unit. See Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

EQM reported net income of $571.9 million in 2017 compared with $538.0 million in 2016. The increase primarily resulted from higher revenues from both gathering and transmission, which were driven mainly by affiliate and third party production development in the Marcellus Shale, and lower income taxes, partly offset by an increase in operating expenses, higher net interest expense and lower other income.

EQM reported net income of $538.0 million in 2016 compared with $455.1 million in 2015. The increase primarily resulted from higher revenues from both gathering and transmission, which were primarily driven by affiliate production development in the Marcellus Shale, higher other income and lower net interest expense. These items were partly offset by higher income taxes and an increase in operating expenses, consistent with the growth of the business.

EQM declared a cash distribution to its unitholders of $1.025 per unit on January 18, 2018, which was 5% higher than the third quarter 2017 distribution of $0.98 per unit and 21% higher than the fourth quarter 2016 distribution of $0.85 per unit. Total distributions related to 2017 were $3.83 per unit compared to $3.19 per unit total distributions related to 2016, a 20% increase.

EQGP declared a cash distribution to its unitholders of $0.244 per unit on January 18, 2018, which was 7% higher than the third quarter 2017 distribution of $0.228 per unit and 38% higher than the fourth quarter 2016 distribution of $0.177 per unit. Total distributions related to 2017 were $0.873 per unit compared to $0.626 per unit total distributions related to 2016, a 39% increase.

Items Affecting the Comparability of EQGP's Financial Results to Those of EQM

The following table reconciles the differences between EQM net income as reported in EQM's Annual Report on Form 10-K for the years ended December 31, 2017, 2016 and 2015 and net income attributable to EQGP for the same periods.

	Years Ended December 31,
	2017	2016	2015
	(Thousands)
Net income attributable to EQM	$571,904	$537,954	$455,126
Less:
Net income attributable to EQM noncontrolling interests	306,927	300,815	226,397
Income tax expense	—	—	19,067
Additional expenses	2,984	2,960	2,059
Net income attributable to EQGP	$261,993	$234,179	$207,603

Noncontrolling Interests. The common units in EQM not held by EQGP are reflected as noncontrolling interests in the consolidated financial statements. These amounts will fluctuate based on EQM's net income, net income allocated to IDRs and changes in the public ownership percentage of EQM. The increases in net income attributable to EQM noncontrolling interests resulted from higher EQM net income as well as additional noncontrolling interests outstanding as a result of EQM equity offerings during the periods presented.

Income Taxes. EQGP's Predecessor was included in EQT's consolidated income tax return for federal and state tax purposes for the period prior to the EQGP IPO. As a result, the accompanying consolidated financial statements include the income taxes incurred by the Predecessor computed on a separate return basis. Subsequent to the IPO, EQGP is a limited partnership for U.S. federal and state income tax purposes and is not subject to U.S. federal or state income taxes.

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

GATHERING RESULTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	% change 2017 – 2016	2015	% change 2016 - 2015
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$407,355	$339,237	20.1	$267,517	26.8
Volumetric based fee revenues:
Usage fees under firm contracts(a)	32,206	38,408	(16.1)	33,021	16.3
Usage fees under interruptible contracts	14,975	19,849	(24.6)	34,567	(42.6)
Total volumetric based fee revenues	47,181	58,257	(19.0)	67,588	(13.8)
Total operating revenues	454,536	397,494	14.4	335,105	18.6
Operating expenses:
Operating and maintenance	43,235	38,367	12.7	37,011	3.7
Selling, general and administrative	38,942	39,678	(1.9)	30,477	30.2
Depreciation and amortization	38,796	30,422	27.5	24,360	24.9
Total operating expenses	120,973	108,467	11.5	91,848	18.1
Operating income	$333,563	$289,027	15.4	$243,257	18.8

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm capacity reservation	1,826	1,553	17.6	1,140	36.2
Volumetric based services(b)	361	420	(14.0)	485	(13.4)
Total gathered volumes	2,187	1,973	10.8	1,625	21.4

Capital expenditures	$196,871	$295,315	(33.3)	$225,537	30.9

(a)	Includes fees on volumes gathered in excess of firm contracted capacity.

(b)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Gathering revenues increased by $57.0 million driven by third party and affiliate production development in the Marcellus Shale. EQM increased firm reservation fee revenues in 2017 compared to 2016 as a result of third parties and affiliates contracting for additional firm gathering capacity, which increased firm gathering capacity by approximately 475 MMcf per day following the completion of the Range Resources header pipeline project and various affiliate wellhead gathering expansion projects. The decrease in usage fees under firm contracts was due to lower affiliate volumes in excess of firm contracted capacity. The decrease in usage fees under interruptible contracts was primarily due to the additional contracts for firm capacity.

                Operating expenses increased by $12.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Operating and maintenance expense increased primarily as a result of higher personnel costs and increased property taxes. Selling, general and administrative expenses decreased primarily due to lower corporate allocations from EQT as a result of EQT’s shift in focus during 2017 from midstream drop-down transactions to upstream asset and corporate acquisition projects partly offset by increased miscellaneous administrative costs. Depreciation and amortization expense increased $8.4 million due to additional assets placed in-service including those associated with the Range Resources header pipeline project and various affiliate wellhead gathering expansion projects.

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

TRANSMISSION RESULTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	% change 2017 – 2016	2015	% change 2016 - 2015
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$348,193	$277,816	25.3	$247,231	12.4
Volumetric based fee revenues:
Usage fees under firm contracts(a)	13,743	45,679	(69.9)	42,646	7.1
Usage fees under interruptible contracts	17,624	14,625	20.5	7,954	83.9
Total volumetric based fee revenues	31,367	60,304	(48.0)	50,600	19.2
Total operating revenues	379,560	338,120	12.3	297,831	13.5
Operating expenses:
Operating and maintenance	41,482	34,846	19.0	33,092	5.3
Selling, general and administrative	32,244	33,083	(2.5)	31,425	5.3
Depreciation and amortization	58,689	32,269	81.9	25,535	26.4
Total operating expenses	132,415	100,198	32.2	90,052	11.3
Operating income	$247,145	$237,922	3.9	$207,779	14.5

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,399	1,651	45.3	1,841	(10.3)
Volumetric based services(b)	37	430	(91.4)	281	53.0
Total transmission pipeline throughput	2,436	2,081	17.1	2,122	(1.9)

Average contracted firm transmission reservation commitments (BBtu per day)	3,627	2,814	28.9	2,624	7.2

Capital expenditures	$111,102	$292,049	(62.0)	$203,706	43.4

(a)	Includes commodity charges and fees on all volumes transported under firm contracts as well as transmission fees on volumes in excess of firm contracted capacity.

(b)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total operating revenues increased by $41.4 million. Firm reservation fee revenues increased due to affiliates and third parties contracting for additional firm capacity, primarily on the OVC, as well as higher contractual rates on existing contracts in the current year. The firm capacity on the OVC resulted in lower affiliate usage fees under firm contracts. The increase in usage fees under interruptible contracts includes increased storage and parking revenue, which does not have pipeline throughput associated with it, partly offset by reduced throughput on interruptible contracts.

Operating expenses increased by $32.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Operating and maintenance expense increased primarily due to property taxes on the OVC and higher personnel costs. Selling, general and administrative expenses decreased primarily due to lower corporate allocations from EQT as a result of EQT’s shift in focus during 2017 from midstream drop-down transactions to upstream asset and corporate acquisition projects. The increase in depreciation and amortization expense was the result of the OVC project placed in-service in the fourth quarter of 2016 and a non-cash charge to depreciation and amortization expense of $10.5 million related to the revaluation of differences between the regulatory and tax bases in EQM’s regulated property, plant and equipment. The related regulatory liability will be amortized over the estimated useful life of the underlying property which is 43 years.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total operating revenues increased by $40.3 million. Firm reservation fee revenues increased due to affiliates contracting for additional capacity under firm contracts, primarily on the OVC, as well as higher contractual rates on existing contracts in 2016. Higher usage fees under firm contracts were driven by an increase in affiliate volumes in excess of firm capacity associated with increased production development in the Marcellus Shale, partly offset by lower usage fees from third party producers which is reflected in reduced firm capacity reservation throughput for the year ended December 31, 2016 compared to the year ended December 31, 2015. These volumes also decreased as a result of warmer weather in the first quarter of 2016. This decrease in transported volumes did not have a significant impact on firm reservation fee revenues. Usage fees under interruptible contracts for the year ended December 31, 2016 increased as a result of higher third party volumes transported or stored on an interruptible basis.

Operating expenses increased $10.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in operating and maintenance expense resulted primarily from higher repairs and maintenance expenses associated with increased throughput. Selling, general and administrative expenses increased primarily as a result of higher allocations and personnel costs from EQT. The increase in depreciation and amortization expense was primarily a result of higher depreciation on the increased investment in transmission infrastructure, including those associated with the OVC and the AVC facilities.

Other Income Statement Items

In conjunction with the October 2016 Acquisition discussed in Note 2 to the consolidated financial statements, the operating agreement of EES was amended to provide for mandatory redemption of the Preferred Interest at the end of the preference period, which is expected to be December 31, 2034. As a result of this amendment, the accounting for EQM's investment in EES converted from a cost method investment to a note receivable effective October 1, 2016. This conversion did not impact the carrying value of this instrument; however, distributions from EES subsequent to the amendment are recorded partly as interest income and partly as a reduction in the note receivable. This change decreased the amount of other income recognized and increased interest income in 2017.

Other income decreased by $10.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily driven by decreased AFUDC - equity of $14.3 million associated with the OVC project placed in-service in the fourth quarter of 2016 and distributions from EES of $8.3 million which were recorded as other income in 2016 prior to the conversion to a note receivable, partly offset by higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP. Other income increased by $29.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily driven by increased AFUDC - equity of $13.1 million mainly attributable to increased spending on the OVC project, distributions from EES of $8.3 million that were recorded as other income in 2016 and higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP.

Net interest expense increased by $19.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily driven by higher interest incurred on EQM's long-term debt issued in November 2016 of $17.4 million, lower capitalized interest and AFUDC - debt of $5.3 million associated with decreased spending on capital projects and increased interest on EQM's credit facility borrowings, partly offset by increased interest income recorded on distributions from EES of $5.1 million. Net interest expense decreased by $4.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily driven by higher capitalized interest and AFUDC - debt of $3.8 million associated with increased spending primarily on the OVC, decreased interest expense of $2.8 million on lower credit facility borrowings and interest income subsequent to the Preferred Interest conversion to a note receivable. The items which decreased net interest expense were partly offset by interest incurred on the long-term debt issued in November 2016.

See Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of income tax expense.

See "Investing Activities" and "EQM Capital Requirements" in the "Capital Resources and Liquidity" section below for a discussion of capital expenditures.

EQM's Non-GAAP Financial Measures

Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of EQM's consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

•
EQM's operating performance as compared to other publicly traded partnerships in the midstream energy industry without regard to historical cost basis or, in the case of adjusted EBITDA, financing methods;

•	the ability of EQM's assets to generate sufficient cash flow to make distributions to EQM's unitholders;

•	EQM's ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

EQM believes that adjusted EBITDA and distributable cash flow provide useful information to investors in assessing its financial condition and results of operations. Adjusted EBITDA and distributable cash flow should not be considered as alternatives to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because adjusted EBITDA and distributable cash flow may be defined differently by other companies in its industry, EQM's adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing the utility of the measures. Distributable cash flow should not be viewed as indicative of the actual amount of cash that EQM has available for distributions from operating surplus or that it plans to distribute.

Reconciliation of EQM Non-GAAP Financial Measures

The following table presents a reconciliation of EQM's non-GAAP financial measures of adjusted EBITDA and distributable cash flow with the most directly comparable EQM GAAP financial measures of net income and net cash provided by operating activities as reported in EQM's Annual Report on Form 10-K for the year ended December 31, 2017.

	Years Ended December 31,
	2017	2016	2015
	(Thousands)
Net income	$571,904	$537,954	$455,126
Add:
Net interest expense	36,181	16,766	21,345
Depreciation and amortization expense	97,485	62,691	49,895
Income tax expense (benefit)	—	10,147	(16,741)
Preferred Interest payments received post conversion (a)	10,984	2,764	—
Non-cash long-term compensation expense	225	195	1,467
Less:
Equity income	(22,171)	(9,898)	(2,367)
AFUDC – equity	(5,110)	(19,402)	(6,327)
Pre-acquisition capital lease payments for AVC (b)	—	(17,186)	(22,059)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (c)	—	—	(19,841)
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition (d)	—	(11,420)	(11,483)
Adjusted EBITDA	$689,498	$572,611	$449,015
Less:
Net interest expense excluding interest income on the Preferred Interest	(42,999)	(18,506)	(22,436)
Capitalized interest and AFUDC – debt (e)	(4,120)	(9,400)	—
Ongoing maintenance capital expenditures net of reimbursements (f)	(27,609)	(21,434)	(20,099)
Distributable cash flow	$614,770	$523,271	$406,480

Net cash provided by operating activities	$650,550	$537,904	$489,706
Adjustments:
Pre-acquisition capital lease payments for AVC (b)	—	(17,186)	(22,059)
Capitalized interest and AFUDC – debt (e)	(4,120)	(9,400)	—
Principal payments received on the Preferred Interest	4,166	1,024	—
Ongoing maintenance capital expenditures net of reimbursements (f)	(27,609)	(21,434)	(20,099)
Current tax expense	—	1,373	13,945
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (c)	—	—	(19,841)
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition (d)	—	(11,420)	(11,483)
Other, including changes in working capital	(8,217)	42,410	(23,689)
Distributable cash flow	$614,770	$523,271	$406,480

(a)
In conjunction with the October 2016 Acquisition, the operating agreement of EES was amended and the accounting for EQM's Preferred Interest in EES converted from a cost method investment to a note receivable effective October 1, 2016. There were no changes in the cash payments; however, distributions from EES subsequent to this amendment were recorded partly as a reduction in the note receivable and partly as interest income, which is included in net interest expense in the accompanying statements of consolidated operations. Distributions received from EES prior to this amendment in 2016 were included in other income in the accompanying statements of consolidated operations.

(b)	Reflects capital lease payments due under the lease. These lease payments were generally made monthly on a one month lag prior to the October 2016 Acquisition.

(c)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition for the periods presented was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by NWV Gathering prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM's unitholders. Adjusted EBITDA attributable to NWV Gathering prior to acquisition for the year ended December 31, 2015 was calculated as net income of $11.1 million plus depreciation and amortization expense of $2.0 million plus income tax expense of $6.7 million.

(d)
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition for the periods presented was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by AVC, Rager and the Gathering Assets prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM's unitholders. Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition for the years ended December 31, 2016 and 2015 was calculated as net income of $1.3 million and $34.2 million, respectively, plus depreciation and amortization expense of $2.1 million and $2.5 million, respectively, plus income tax expense (benefit) of $10.1 million and $(23.4 million), respectively, less interest income of $0.5 million and $1.1 million, respectively, less AFUDC - equity of $1.6 million and $0.7 million, respectively.

Adjusted EBITDA attributable to AVC, excluding income tax expense and AFUDC - equity, was previously included in EQM's results as a result of the capital lease and was eliminated from adjusted EBITDA by subtracting the capital lease payment; therefore, there is no adjustment for AVC's adjusted EBITDA prior to acquisition other than the capital lease payments, income tax expense and AFUDC - equity. Net income for AVC including decreased depreciation expense related to the 40 year useful life of the pipeline was $20.6 million and $27.5 million for the years ended December 31, 2016 and 2015, respectively (see Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).

(e)
As a result of increased significance of capitalized interest and AFUDC - debt in 2016, this line item was added as an adjustment to the calculation of distributable cash flow for the year ended December 31, 2016. Had distributable cash flow been calculated on a consistent basis, it would have been $5.6 million lower for the year ended December 31, 2015 than the amount presented herein.

(f)
Ongoing maintenance capital expenditures are expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, EQM's operating capacity or operating income. EQT has reimbursement obligations to EQM for certain maintenance capital expenditures under the terms of the EQM omnibus agreement. For further explanation of these reimbursable maintenance capital expenditures, see "EQM Capital Requirements." For the years ended December 31, 2016 and 2015, ongoing maintenance capital expenditures net of reimbursements excludes ongoing maintenance of $6.5 million and $9.8 million, respectively, attributable to AVC, Rager, the Gathering Assets and NWV Gathering prior to acquisition.

See "Executive Overview" for a discussion of EQM's net income, the GAAP financial measure most directly comparable to adjusted EBITDA. Adjusted EBITDA increased by $116.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 and $123.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, in each case, primarily as a result of higher operating income on increased revenues driven by production development in the Marcellus Shale and the acquisitions for each period, which resulted in EBITDA subsequent to the transaction being reflected in adjusted EBITDA, including the elimination of the AVC lease payment. For the year ended December 31, 2016 compared to the year ended December 31, 2015, distributions from EES also contributed to the increase.

EQM's net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, increased by $112.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 and $48.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The drivers for these changes are substantively the same as those for the changes in EQGP's net cash provided by operating activities as discussed in "Capital Resources and Liquidity." Distributable cash flow increased by $91.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 and $116.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, in each case, mainly attributable to the increase in adjusted EBITDA. For the year ended December 31, 2017 compared to the year ended December 31, 2016, the increase in adjusted EBITDA was partly offset by increased net interest expense excluding interest income on the Preferred Interest and ongoing maintenance capital expenditures net of reimbursements.

Outlook

EQGP's principal business objective is to increase the quarterly cash distribution it pays to its unitholders over time through its ownership interests in EQM. EQM's principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. EQM believes that it is well positioned to achieve growth based on its strategically located assets, which cover portions of the Marcellus, Upper Devonian and Utica Shales that lack substantial natural gas pipeline infrastructure. EQM believes it has a competitive advantage in pursuing economically attractive organic expansion projects in its areas of operations, which EQM believes will be a key driver of growth in the future. EQM is also currently pursuing organic growth projects that are expected to provide access to markets in the Gulf Coast and Southeast regions. Additionally, EQM may acquire additional midstream assets from EQT or pursue asset acquisitions from third parties. Should EQT choose to sell midstream assets, it is under no contractual obligation to offer the assets to EQM.

EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and third party producers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of December 31, 2017. The 42 inch diameter MVP has a targeted capacity of 2.0 Bcf per day and is estimated to span 300 miles extending from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets. As currently designed, the MVP is estimated to cost a total of approximately $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2018, EQM expects to provide capital contributions of $1.0 billion to $1.2 billion to the MVP Joint Venture. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. On October 13, 2017, the FERC issued the Certificate of Public Convenience and Necessity for the project. In early 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC. The MVP Joint Venture plans to commence construction in the first quarter of 2018. The pipeline is targeted to be placed in-service during the fourth quarter of 2018.

•
Affiliate Wellhead Gathering Expansion. In 2018, EQM estimates capital expenditures of approximately $300 million on gathering expansion projects, primarily driven by affiliate wellhead and header projects in Pennsylvania and West Virginia, including commencing preliminary construction activities on the Hammerhead project, a 1.2 Bcf per day gathering header pipeline connecting Pennsylvania and West Virginia production to the MVP.

•
Transmission Expansion. In 2018, EQM estimates capital expenditures of approximately $100 million for other transmission expansion projects, primarily attributable to the Equitrans Expansion project. The Equitrans Expansion project is designed to provide north-to-south capacity on the mainline Equitrans system for deliveries to the MVP.

See further discussion of capital expenditures in the "EQM Capital Requirements" section below.

Rice Transaction. On November 13, 2017, EQT closed its previously announced transaction to acquire Rice. As part of the transaction, EQT acquired certain midstream assets previously owned by Rice. EQT announced that it intends to sell these midstream assets to EQM through one or more drop-down transactions. In addition to the potential drop-down opportunities, EQM expects to benefit from increased organic growth opportunities due to the combination of the EQT and Rice acreage positions. However, EQT is under no obligation to make such opportunities available to EQM.

Committee to Address Sum-of-the-Parts Discount. EQT has announced that its board of directors has formed a committee to evaluate options for addressing EQT’s sum-of-the-parts discount. EQT’s board will announce a decision by the end of March 2018, after considering the committee’s recommendation.

Capital Resources and Liquidity

Other than the cash required to maintain the EQM General Partner's general partner interest in EQM, EQGP did not have material capital requirements separate from those of EQM prior to its IPO. EQGP expects its primary future capital requirements separate from EQM will be to provide funds for distributions or for the purchase of EQM general partner units if EQGP elects to maintain its existing general partner interest in EQM.

EQM's principal liquidity requirements are to finance its operations, fund capital expenditures, potential acquisitions and capital contributions to the MVP Joint Venture, make cash distributions and satisfy any indebtedness obligations. EQM's ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. EQM's available sources of liquidity include cash generated from operations, borrowing under EQM's credit facilities, cash on hand, debt offerings and issuances of additional EQM partnership units.

Operating Activities

Net cash provided by operating activities was $647.8 million for 2017 as compared to $535.4 million for 2016. The increase was driven by higher operating income for which the contributing factors are discussed in the "Executive Overview" and "Business Segment Results of Operations" sections herein and the timing of payments between the two periods, partly offset by increased interest as discussed in the "Other Income Statement Items" section herein.

Net cash provided by operating activities was $535.4 million for 2016 as compared to $488.3 million for 2015. The increase was driven by higher operating income for which the contributing factors are discussed in the "Executive Overview" and "Business Segment Results of Operations" sections herein, distributions from EES of approximately $11 million and lower net interest expense as discussed in the "Other Income Statement Items" section herein, partly offset by the timing of payments between the two periods.

Investing Activities

Net cash used in investing activities totaled $457.0 million for 2017 as compared to $732.0 million for 2016. The decrease was primarily attributable to decreased capital expenditures as further described in the "EQM Capital Requirements" section herein and net assets acquired from EQT in 2016 of $62.4 million in 2016, partly offset by increased capital contributions to the MVP Joint Venture in 2017 and sales of interest in the MVP Joint Venture in 2016.

Net cash used in investing activities totaled $732.0 million for 2016 as compared to $1,043.8 million for 2015. The decrease was primarily attributable to lower net assets acquired from EQT in 2016 as compared to 2015. In 2015, EQM acquired $386.8 million of net assets in the NWV Gathering Acquisition as well as the $124.3 million Preferred Interest from EQT compared to $62.4 million of net assets in the October 2016 Acquisition. This decrease was partly offset by increased capital expenditures as further described in the "EQM Capital Requirements" section herein.

Financing Activities

Net cash used in financing activities totaled $248.5 million for 2017 as compared to $103.8 million for 2016. For 2017, the primary uses of financing cash flows were distributions paid to EQM's noncontrolling interest unitholders and EQGP unitholders and the primary source of financing cash flows was net borrowings on EQM's credit facilities. For 2016, the primary uses of financing cash flows were net repayments on EQM's credit facility, the October 2016 Acquisition and distributions paid to EQM's noncontrolling interest unitholders and EQGP unitholders. For 2016, the primary sources of financing cash flows were from EQM debt and equity offerings.

Net cash used in financing activities totaled $103.8 million for 2016 as compared to net cash provided by financing activities of $735.7 million for 2015. For 2015, the primary sources of financing cash flows were EQM equity offerings and net borrowings on EQM's credit facility and the primary uses of financing cash flows were the NWV Gathering Acquisition in excess of net assets acquired and distributions paid to EQM's noncontrolling interest unitholders, EQT and EQGP unitholders.

EQM Capital Requirements

The gathering, transmission and storage businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Years Ended December 31,
	2017	2016	2015
	(Thousands)
Expansion capital expenditures (a)	$264,645	$558,071	$388,442
Maintenance capital expenditures:
Ongoing maintenance	43,072	28,498	37,422
Funded regulatory compliance	256	795	3,379
Total maintenance capital expenditures	43,328	29,293	40,801
Total capital expenditures	307,973	587,364	429,243
Plus: accrued capital expenditures at the end of prior period (b)	26,678	24,133	53,016
Less: accrued capital expenditures at the end of current period (b)	(33,067)	(26,678)	(24,133)
Less: other non-cash items (c)	—	—	(70)
Total cash capital expenditures	$301,584	$584,819	$458,056

(a)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture of $159.6 million and $98.4 million for the years ended December 31, 2017 and 2016, respectively. In 2015, EQM paid $84.4 million for its acquisition of EQT's ownership interest in the MVP Joint Venture and subsequent capital contributions to the MVP Joint Venture.

(b)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the consolidated statements of cash flows until they are paid in a subsequent period.

(c)	EQM capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation.

Expansion capital expenditures are expenditures incurred for capital improvements that EQM expects to increase its operating income or operating capacity over the long term. In 2017, expansion capital expenditures primarily related to the following projects: affiliate wellhead gathering expansion projects, the Range Resources header pipeline project and the AVC expansion project. In 2016, expansion capital expenditures primarily related to the following projects: the OVC, the Range Resources Header Pipeline project, the NWV Gathering expansion and the AVC expansion project. The OVC project was placed in-service during the fourth quarter of 2016 and the Range Resources Header Pipeline project was placed in-service in several phases beginning in the fourth quarter of 2016 with the final phase placed in-service during the second quarter of 2017. In 2015, expansion capital expenditures primarily related to the following projects: the OVC, the Jupiter and NWV Gathering expansions, the Antero Resources Corporation transmission projects and several projects for Range Resources. Significant portions of these projects were completed in the second half of 2015.

Maintenance capital expenditures are expenditures made to maintain, over the long term, EQM's operating capacity or operating income. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to connect new wells to maintain throughput, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.

Ongoing maintenance capital expenditures are all maintenance capital expenditures other than funded regulatory compliance capital expenditures described in the next paragraph. The period over period changes in ongoing maintenance capital expenditures primarily related to the timing of projects primarily related to bare steel replacement capital expenditures. Included in these amounts for the years ended December 31, 2017, 2016 and 2015 were $15.5 million, $0.6 million and $7.5 million, respectively, of maintenance capital expenditures for which EQM was reimbursed by EQT under the terms of the EQM omnibus agreement. Under the EQM omnibus agreement, for a period of ten years after the closing of EQM's IPO, EQT has agreed to reimburse EQM for plugging and abandonment expenditures for certain identified wells of EQT and third parties. Additionally, EQT has agreed to reimburse EQM for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to EQM's assets owned at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during a year,

EQT will reimburse EQM for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following EQM's IPO. Since EQM's IPO, EQM has been reimbursed approximately $26.9 million for bare steel replacement capital expenditures by EQT. Amounts reimbursed are recorded as capital contributions when received.

Funded regulatory compliance capital expenditures are maintenance capital expenditures necessary to comply with certain regulatory and other legal requirements. Prior to EQM's IPO, EQM identified two specific regulatory compliance initiatives which EQM expected to require it to expend approximately $32 million. EQM retained approximately $32 million from the net proceeds of its IPO to fund these expenditures. The specific initiatives of this program are to install remote valve and pressure monitoring equipment on EQM's transmission and storage lines and to relocate certain valve operators above ground and apply corrosion protection. The period over period changes primarily relate to the timing of projects as these two compliance initiatives are substantially complete. Since EQM's IPO in 2012, funded regulatory compliance capital expenditures have totaled $30.9 million.

In 2018, capital contributions to the MVP Joint Venture are expected to be $1.0 billion to $1.2 billion, depending on the timing of the construction of the MVP, expansion capital expenditures are expected to be approximately $400 million and ongoing maintenance capital expenditures are expected to be $35 million to $40 million, net of reimbursements. EQM's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of construction for the MVP. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under its credit facilities, debt offerings and issuances of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential projects not committed as of the filing of this Annual Report on Form 10-K.

Credit Facility Borrowings

See Note 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of EQGP's and EQM's credit facilities.

EQM Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at December 31, 2017.

Rating Service	Senior Notes	Outlook
Moody's Investors Service (Moody's)	Ba1	Stable
Standard & Poor's Ratings Services (S&P)	BBB-	Stable
Fitch Ratings (Fitch)	BBB-	Stable

EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades EQM's ratings, EQM's access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and construction contracts, the amount of which may be substantial, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including EQM's current credit rating of Ba1 by Moody's, is considered non-investment grade.

EQM $750 Million ATM Program

As of February 15, 2018, EQM had approximately $443 million in remaining capacity under the $750 Million ATM Program.

Distributions

See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of distributions.

Schedule of Contractual Obligations

The following represents EQM's contractual obligations as of December 31, 2017. Purchase obligations exclude EQM's future capital contributions to the MVP Joint Venture and purchase obligations of the MVP Joint Venture.

	Total	2018	2019-2020	2021-2022	2023+
	(Thousands)
Long-term debt	$1,000,000	$—	$—	$—	$1,000,000
Credit facility borrowings (a)	180,000	—	—	180,000	—
Interest payments on senior notes (b)	315,573	40,625	81,250	81,250	112,448
Purchase obligations	49,504	49,504	—	—	—
Total contractual obligations	$1,545,077	$90,129	$81,250	$261,250	$1,112,448

(a)	Credit facility borrowings were classified based on the termination date of the amended and restated credit facility agreement.

(b)	Interest payments exclude interest related to the credit facility borrowings as the interest rates on the credit facility agreements are variable.

Commitments and Contingencies

As of December 31, 2017, no legal or regulatory claims and proceedings were pending or, to EQGP's knowledge, threatened against EQGP.

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

See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of EQGP's and EQM's commitments and contingencies.

Off-Balance Sheet Arrangements

See Note 6 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of the MVP Joint Venture guarantee.

Recently Issued Accounting Standards

EQGP's recently issued accounting standards are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

EQGP's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The discussion and analysis of the consolidated financial statements and results of operations are based upon EQGP's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The following critical accounting policies, which were reviewed by EQGP's Audit Committee, relate to its more significant judgments and estimates used in the preparation of its consolidated financial statements. Actual results could differ from those estimates.

Property, Plant and Equipment. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. EQM has not historically experienced material changes in its results of operations from changes in the estimated useful lives or salvage values of property, plant and equipment although these estimates are reviewed periodically, including each time EQM files with the FERC for a change in transmission and storage rates. Determination of internal costs capitalized requires judgment as to the percent of time spent on capitalized projects for the capitalization of costs such as salaries, benefits and other indirect costs. EQGP believes that the accounting estimates related to depreciation expense and capitalization of internal costs are "critical accounting estimates" because they are susceptible to change period to period. These assumptions affect the gross property, plant and equipment balances and the amount of depreciation and operating expense and would have an impact on the results of operations and financial position if changed. See Note 1 to the consolidated financial statements for additional information.

Impairments. Any accounting estimate related to impairment of property, plant and equipment or an investment in an unconsolidated entity requires EQM's management to make assumptions about future cash flows, discount rates, fair value of investments and whether losses in the value of its investments are other than temporary. Management's assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to do so in the future. Additionally, management's assumptions about the fair value of its investment in an unconsolidated entity requires significant judgment because EQM's investment is not traded on an active market. EQM has not historically had indications of impairments. However, EQGP believes that the accounting estimates related to impairments are "critical accounting estimates" because they require assumptions that are susceptible to change period to period. Any potential impairment would have an impact on the results of operations and financial position. See Note 1 to the consolidated financial statements for additional information.

Allocated General and Administrative Costs. General and administrative and operating and maintenance costs are allocated to EQT's business units, including EQGP and EQM's segments, based upon the nature of the expenses. Costs that are directly related to EQGP are directly charged to EQGP. Other costs are allocated based on operational and financial metrics. Allocations are based on estimates and assumptions that management believes are reasonable; however, EQGP believes that the accounting estimates related to allocated costs are "critical accounting estimates" because different estimates and assumptions would change the amounts allocated to EQGP and those differences could be material. These assumptions affect the amount of general and administrative and operating expense and would have an impact on the results of operations if changed.

Regulatory Accounting. Determination and application of regulatory accounting requires judgment regarding probability that certain expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the statements of consolidated operations for a non-regulated entity. EQM has not historically experienced material changes in its results of operations from changes in regulatory accounting although these estimates are reviewed periodically, including each time EQM files with the FERC for a change in transmission and storage rates. EQM believes that the accounting estimates related to regulatory accounting are "critical accounting estimates" because they are susceptible to change period to period. These assumptions affect the gross regulatory assets and liabilities and the amount of regulated operating revenues and expenses and would have an impact on the results of operations and financial position if changed. See Note 1 and Note 10 to the consolidated financial statements for additional information.

Contingencies. EQM is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded for contingencies based upon EQM's assessment that a loss is probable and that the amount of the loss can be reasonably estimated. EQM considers many factors in making these assessments, including the history and specifics of each matter. Estimates are developed in consultation with legal counsel and are based upon an analysis of potential results. EQGP believes that the accounting estimates related to contingencies are "critical accounting estimates" because EQM must assess the probability and amount of loss related to contingencies. Future results of operations could be materially affected by changes in the assumptions.

Revenue Recognition. Revenue from the gathering of natural gas is generally recognized when the service is provided. Revenue related to gathering services provided but not yet billed is estimated each month. These estimates are generally based on contract data and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. See Note 1 to the consolidated financial statements for additional information.

EQM records a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, a historical rate of accounts receivable losses as a percentage of total revenue is utilized. This historical rate is applied to the current revenues on a monthly basis and is updated periodically based on events that may change the rate, such as a significant change to the natural gas industry or to the economy as a whole. Management reviews the adequacy of the allowance on a quarterly basis using the assumptions that apply at that time. While EQM has not historically experienced material bad debt expense, declines in the market price for natural gas combined with the increase in third party customers on EQM's systems may result in a greater exposure to potential losses than management's current estimates. As of

December 31, 2017, EQM had third party accounts receivable of $28.8 million, which is net of an allowance for doubtful accounts of $0.4 million.

EQGP believes that the accounting estimates related to revenue recognition are "critical accounting estimates" because estimated volumes are subject to change based on actual measurements including prior period adjustments. In addition, EQGP believes that the accounting estimates related to the allowance for doubtful accounts receivable are "critical accounting estimates" because the underlying assumptions used for the allowance can change from period to period and the actual mix of customers and their ability to pay may vary significantly from management's estimates which could impact the collectability of customer accounts. These accounting estimates could potentially have a material impact on the results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Changes in interest rates affect the amount of interest EQGP and EQM earn on cash, cash equivalents and short-term investments and the interest rates EQGP and EQM pay on borrowings on their credit facilities. EQM's senior notes are fixed rate and thus do not expose EQM to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note 9 to the consolidated financial statements for discussion of EQGP's and EQM's borrowings and Note 1 to the consolidated financial statements for a discussion of fair value measurements. EQGP or EQM may from time to time hedge the interest on portions of their borrowings under their credit facilities in order to manage risks associated with floating interest rates.

Credit Risk. EQGP is exposed to credit risk through EQM. Credit risk is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM's FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three month period when its tariffs do not require its customers to provide additional credit support. For some of EQM's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. For the year ended December 31, 2017, approximately 85% of revenues were from investment grade counterparties. EQM is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, LLC, one of Equitrans' largest customers and a wholly owned subsidiary of EQT. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At December 31, 2017, EQT's public senior debt had an investment grade credit rating. See Note 12 to the consolidated financial statements for further discussion regarding EQM's exposure to credit risk.

Commodity Prices. EQM's business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM's pipeline and storage assets. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM's current areas of operation are strategically more attractive to them. EQT, or third party customers on EQM's systems, may reduce capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting and retaining unaffiliated third party customers, which accounted for 47% of transmission and storage revenues and 11% of gathering revenues for the year ended December 31, 2017, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system as well as the volumes gathered on its gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in EQM's areas of operations is not economical or that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to EQM.

For the year ended December 31, 2017, approximately 91% of total revenues were derived from firm reservation fees. As a result, EQM believes that short and medium term declines in volumes of gas produced, gathered, transported or stored on its systems will not have a significant impact on its results of operations, liquidity, financial position or ability to pay distributions because these firm reservation fees are paid regardless of volumes supplied to the system by customers. Longer term price declines could have an impact on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts which could impact EQM's results of operations, liquidity, financial position or ability to pay distributions to its unitholders, including EQGP. Additionally, long term declines in gas production in EQM's areas of operations would limit EQM's growth potential.

Other Market Risks. EQM's $1 billion credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the 19 financial institutions in the syndicate holds more than 10% of the facility. EQM's large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM's exposure to problems or consolidation in the banking industry.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders of EQT GP Holdings, LP and the Board of Directors of EQT GP Services, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EQT GP Holdings, LP and subsidiaries (including its Predecessor as defined in Note 1) (the Partnership) as of December 31, 2017 and 2016, the related statements of consolidated operations, cash flows and equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young, LLP
We have served as the Partnership's auditor since 2014.
Pittsburgh, Pennsylvania
February 15, 2018

Report of Independent Registered Public Accounting Firm

To the Unitholders of EQT GP Holdings, LP and the Board of Directors of EQT GP Services, LLC

Opinion on Internal Control over Financial Reporting

We have audited EQT GP Holdings, LP and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EQT GP Holdings, LP and subsidiaries (including its Predecessor as defined in Note 1) (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, the related statements of consolidated operations, cash flows and equity for each of the three years in the period ended December 31, 2017 and the related notes of the Partnership and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young, LLP
Pittsburgh, Pennsylvania
February 15, 2018

EQT GP HOLDINGS, LP AND SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED OPERATIONS(a)
 YEARS ENDED DECEMBER 31,

	2017	2016	2015
	(Thousands, except per unit amounts)
Operating revenues (b)	$834,096	$735,614	$632,936
Operating expenses:
Operating and maintenance (c)	84,717	73,213	70,103
Selling, general and administrative (c)	74,201	75,726	63,958
Depreciation and amortization	97,485	62,691	49,895
Total operating expenses	256,403	211,630	183,956
Operating income	577,693	523,984	448,980
Other income (d)	27,377	37,918	8,694
Net interest expense (e)	36,150	16,761	21,348
Income before income taxes	568,920	545,141	436,326
Income tax expense	—	10,147	2,326
Net income	568,920	534,994	434,000
Net income attributable to noncontrolling interests	306,927	300,815	226,397
Net income attributable to EQT GP Holdings, LP	$261,993	$234,179	$207,603

Calculation of limited partners' interest in net income:
Net income attributable to EQT GP Holdings, LP	$261,993	$234,179	$207,603
Less results attributable to the pre-IPO period	—	—	(42,238)
Less pre-acquisition income allocated to parent	—	(21,861)	(61,676)
Limited partners' interest in net income	$261,993	$212,318	$103,689

Net income per limited partner unit – basic and diluted	$0.98	$0.80	$0.39
Weighted average common units outstanding – basic and diluted	266,185	266,175	266,168

(a)
As discussed in Note 2, EQGP's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Allegheny Valley Connector, LLC (AVC), Rager Mountain Storage Company LLC (Rager) and certain gathering assets (the Gathering Assets), which were acquired by EQM effective on October 1, 2016 (the October 2016 Acquisition), and the Northern West Virginia Marcellus gathering system (NWV Gathering), which was acquired by EQM on March 17, 2015, because these transactions were between entities under common control.

(b)
Operating revenues included affiliate revenues from EQT Corporation and subsidiaries (collectively, EQT) of $605.1 million, $551.4 million and $462.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 5.

(c)
Operating and maintenance expense included charges from EQT of $40.0 million, $34.2 million and $33.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Selling, general and administrative expense included charges from EQT of $70.4 million, $70.3 million and $57.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 5.

(d)
For the year ended December 31, 2017, other income included equity income from Mountain Valley Pipeline, LLC (MVP Joint Venture) of $22.2 million. For the year ended December 31, 2016, other income included distributions received from EQT Energy Supply, LLC (EES) of $8.3 million and equity income from the MVP Joint Venture of $9.9 million. For the year ended December 31, 2015, other income included equity income from the MVP Joint Venture of $2.4 million. See Note 6.

(e)	For the years ended December 31, 2017 and 2016, net interest expense included interest income on the preferred interest (the Preferred Interest) in EES of $6.8 million and $1.7 million, respectively.

See notes to consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS(a)
 YEARS ENDED DECEMBER 31,

	2017	2016	2015
	(Thousands)
Cash flows from operating activities:
Net income	$568,920	$534,994	$434,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,485	62,691	49,895
Deferred income taxes	—	8,774	(219,140)
Equity income	(22,171)	(9,898)	(2,367)
AFUDC – equity	(5,110)	(19,402)	(6,327)
Non-cash long term compensation expense	451	373	1,549
Changes in other assets and liabilities:
Accounts receivable	(8,142)	(2,872)	(647)
Accounts payable	4,822	(9,394)	8,511
Due to/from EQT affiliates	3,225	(34,133)	216,869
Other assets and other liabilities	8,348	4,224	5,986
Net cash provided by operating activities	647,828	535,357	488,329
Cash flows from investing activities:
Capital expenditures	(301,584)	(584,819)	(458,056)
Acquisitions - net assets from EQT (see Note 2)	—	(62,372)	(386,791)
MVP Interest Acquisition (see Note 2) and capital contributions to the MVP Joint Venture	(159,550)	(98,399)	(84,381)
Sales of interests in the MVP Joint Venture	—	12,533	9,723
Preferred Interest Acquisition (as defined in Note 2)	—	—	(124,317)
Principal payments received on the Preferred Interest (see Note 2)	4,166	1,024	—
Net cash used in investing activities	(456,968)	(732,033)	(1,043,822)
Cash flows from financing activities:
Proceeds from the issuance of EQM common units, net of offering costs	—	217,102	1,182,002
Acquisitions - purchase price in excess of net assets from EQT (see Note 2)	—	(3,734)	(486,392)
Acquisition of AVC net assets from EQT (see Note 2)	—	(208,894)	—
Proceeds from EQM credit facility borrowings	524,000	740,000	617,000
Payments of EQM credit facility borrowings	(344,000)	(1,039,000)	(318,000)
Proceeds from the issuance of EQM long-term debt	—	500,000	—
Proceeds from the EQGP Working Capital Facility loan	84	18	66
Net contributions from (distributions to) EQT	—	20,234	(102,662)
Capital contributions	3,052	5,884	1,748
Distributions paid to noncontrolling interest unitholders of EQM	(214,805)	(174,878)	(117,755)
Distributions paid to EQGP unitholders	(214,530)	(151,980)	(40,295)
Discount, debt issuance costs and credit facility origination fees	(2,257)	(8,580)	—
Net cash (used in) provided by financing activities	(248,456)	(103,828)	735,712

Net change in cash and cash equivalents	(57,596)	(300,504)	180,219
Cash and cash equivalents at beginning of year	60,453	360,957	180,738
Cash and cash equivalents at end of year	$2,857	$60,453	$360,957

Cash paid during the year for:
Interest, net of amount capitalized	$41,961	$13,902	$19,610
Non-cash activity during the year:
Increase (decrease) in capital contribution receivable from EQT	$12,411	$(5,283)	$5,744
Elimination of net current and deferred tax liabilities	—	93,951	(164,586)
Asset adjustments prior to acquisition	—	(115,270)	—
Limited partner and general partner units issued for acquisitions	—	—	52,500
Net settlement of current income taxes payable with EQT	$—	$—	$371,664

(a)
As discussed in Note 2, EQGP's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, and NWV Gathering, which was acquired by EQM on March 17, 2015, because these transactions were between entities under common control.

See notes to consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 DECEMBER 31,

	2017	2016
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$2,857	$60,453
Accounts receivable (net of allowance for doubtful accounts of $446 and $319 as of December 31, 2017 and 2016, respectively)	28,804	20,662
Accounts receivable – affiliate	103,304	81,358
Other current assets	12,877	9,912
Total current assets	147,842	172,385

Property, plant and equipment	3,200,108	2,894,858
Less: accumulated depreciation	(396,049)	(316,024)
Net property, plant and equipment	2,804,059	2,578,834

Investment in unconsolidated entity	460,546	184,562
Other assets	137,178	140,668
Total assets	$3,549,625	$3,076,449

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$47,042	$35,831
Due to related party	33,206	20,360
Capital contribution payable to MVP Joint Venture	105,734	11,471
Accrued interest	10,926	12,016
Accrued liabilities	16,871	8,755
Total current liabilities	213,779	88,433

EQM credit facility borrowings	180,000	—
EQM senior notes	987,352	985,732
Regulatory and other long-term liabilities	20,273	9,562
Total liabilities	1,401,404	1,083,727

Equity:
Common (266,165,000 common units issued and outstanding at December 31, 2017 and 2016)	(1,013,913)	(1,077,100)
Noncontrolling interests	3,162,134	3,069,822
Total equity	2,148,221	1,992,722
Total liabilities and equity	$3,549,625	$3,076,449

See notes to consolidated financial statements.

EQT GP HOLDINGS, LP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EQUITY
 YEARS ENDED DECEMBER 31, 2017, 2016 and 2015(a)

	Parent Net		Noncontrolling
	Investment	Common	Interests	Total Equity
	(Thousands)
Balance at January 1, 2015	$(570,160)	$—	$1,787,340	$1,217,180
Net income	103,914	103,689	226,397	434,000
Net contributions from EQT	269,073	—	—	269,073
Capital contributions	1,748	5,744	—	7,492
Equity-based compensation plans	247	316	1,057	1,620
Distributions to noncontrolling interest unitholders of EQM	—	—	(117,755)	(117,755)
EQM equity transactions (b)	52,500	—	1,182,002	1,234,502
Acquisitions from affiliates	(925,683)	—	—	(925,683)
Distributions to EQGP unitholders (post-IPO period)	—	(40,295)	—	(40,295)
Changes in ownership of EQM, net	119,926	114,603	(307,483)	(72,954)
Elimination of net current and deferred tax liabilities	(164,586)	—	—	(164,586)
Conversion of parent net investment to limited partner interest upon IPO	1,388,566	(1,388,566)	—	—
Balance at December 31, 2015	$275,545	$(1,204,509)	$2,771,558	$1,842,594

Net income	21,861	212,318	300,815	534,994
Net contributions from EQT	20,234	—	—	20,234
Elimination of capital lease (c)	(25,055)	25,055	—	—
Capital contributions	—	602	—	602
Equity-based compensation plans	—	212	161	373
Distributions to noncontrolling interest unitholders of EQM	—	—	(174,878)	(174,878)
EQM equity transactions (b)	—	—	217,102	217,102
Acquisitions from affiliates	(271,266)	(3,734)	—	(275,000)
Asset adjustments prior to acquisition (d)	(115,270)	—	—	(115,270)
Distributions to EQGP unitholders	—	(151,980)	—	(151,980)
Changes in ownership of EQM, net	—	44,936	(44,936)	—
Elimination of net current and deferred tax liabilities	93,951	—	—	93,951
Balance at December 31, 2016	$—	$(1,077,100)	$3,069,822	$1,992,722

Net income	—	261,993	306,927	568,920
Capital contributions	—	15,463	—	15,463
Equity-based compensation plans	—	261	190	451
Distributions to noncontrolling interest unitholders of EQM	—	—	(214,805)	(214,805)
Distributions to EQGP unitholders	—	(214,530)	—	(214,530)
Balance at December 31, 2017	$—	$(1,013,913)	$3,162,134	$2,148,221

(a)
As discussed in Note 2, EQGP's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, and NWV Gathering, which was acquired by EQM on March 17, 2015, because these transactions were between entities under common control.

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
DECEMBER 31, 2017

1.    Summary of Operations and Significant Accounting Policies

Organization and Basis of Presentation

EQT GP Holdings, LP and subsidiaries (collectively, EQGP) was formed in January 2015 as a Delaware limited partnership and wholly owned subsidiary of EQT Gathering Holdings, LLC (EQT Gathering Holdings), which is a Delaware limited liability company and wholly owned subsidiary of EQT. EQGP was formed to own EQT's partnership interests in EQT Midstream Partners, LP and subsidiaries (collectively, EQM), a growth-oriented Delaware limited partnership formed by EQT to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQT Midstream Services, LLC (EQM General Partner) is a wholly owned subsidiary of EQGP and is EQM's general partner. EQT GP Services, LLC (EQGP General Partner) is a wholly owned subsidiary of EQT and is EQGP's general partner. References in these consolidated financial statements to EQT refer collectively to EQT Corporation and its consolidated subsidiaries.

On May 15, 2015, EQGP completed its initial public offering (IPO) of 26,450,000 common units representing limited partner interests at a price of $27.00 per common unit. EQGP did not receive any proceeds from, or incur any expenses in connection with, the public offering. As the selling unitholder, EQT Gathering Holdings received all proceeds from and incurred all expenses in connection with EQGP's IPO.

For accounting purposes, the historical financial statements of EQGP for the time periods prior to the completion of the IPO (the Predecessor) include the assets, liabilities and results of operations of the EQM General Partner and EQT Midstream Investments, LLC (EQM LP). The Predecessor financial statements also include the assets, liabilities and results of operations of EQM and its consolidated subsidiaries for the time periods prior to the IPO as a result of the EQM General Partner's ownership of the general partner interest in EQM. Prior to the IPO, the EQM General Partner and EQM LP were wholly owned subsidiaries of EQT and directly held EQT's partnership interests in EQM. Prior to the closing of the IPO, EQM LP merged with and into EQGP and EQT contributed 100% of the outstanding limited liability company interests in the EQM General Partner to EQGP.

As discussed in Note 2, EQGP's consolidated financial statements have been retrospectively recast for all periods presented to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM on October 13, 2016, and NWV Gathering, which was acquired by EQM on March 17, 2015, because these transactions were between entities under common control.

EQGP and EQM do not have any employees. Operational, management and other services for EQM and EQGP are provided by employees of EQT and its subsidiaries.

Nature of Business

EQGP currently has no independent operations and EQGP's only cash-generating assets consist of partnership interests in EQM. EQM provides midstream services to EQT and third parties in Pennsylvania, West Virginia and Ohio through two primary assets: the gathering system and the transmission and storage system.

As of December 31, 2017, EQM's gathering system included approximately 300 miles of high pressure gathering lines with approximately 2.3 Bcf per day of total firm contracted gathering capacity and multiple interconnect points with EQM's transmission and storage system. EQM's gathering system also includes approximately 1,500 miles of Federal Energy Regulatory Commission (FERC)-regulated low pressure gathering lines. Revenues are primarily generated from EQM's firm gathering contracts.

As of December 31, 2017, EQM's transmission and storage system included an approximately 950-mile FERC-regulated interstate pipeline that connects to seven interstate pipelines and to local distribution companies. The transmission system is supported by 18 associated natural gas storage reservoirs with approximately 645 MMcf per day of peak withdrawal capacity and 43 Bcf of working gas capacity and 41 compressor units. As of December 31, 2017, the transmission assets had total throughput capacity of approximately 4.4 Bcf per day. Revenues are primarily generated from EQM's firm transmission and storage contracts.

Significant Accounting Policies

EQGP has no independent operations or material assets other than its partnership interests in EQM. EQGP's financial statements differ from those of EQM primarily as a result of noncontrolling interest ownership attributable to the publicly held limited partner interests in EQM, income tax expense prior to its IPO as further discussed within Note 11, incremental selling, general and administrative expenses subsequent to its IPO that are separate from and in addition to those incurred by EQM, incremental interest expense incurred on EQGP's working capital facility with EQT as further discussed within Note 9 and incremental interest income earned on cash on hand.

Principles of Consolidation: The consolidated financial statements include the accounts of all entities in which EQGP holds a controlling financial interest. EQGP applies the equity method of accounting where it can exert significant influence over, but does not control or direct the policies, decisions or activities of an entity.

The EQM General Partner is a wholly owned subsidiary of EQGP and controls EQM through its general partner interest in EQM. Therefore, the financial statements of EQM are consolidated in EQGP's financial statements. See Note 15. The consolidated financial statements reflect the pre-acquisition results of businesses acquired through common control transactions on a combined basis with EQM. See Note 2. Transactions between EQGP or EQM and EQT have been identified in the consolidated financial statements as transactions between related parties and are discussed in Note 5.

Segments: Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by EQM's chief operating decision maker in deciding how to allocate resources. EQGP's two segments are the same as those of EQM as EQGP does not have any operating activities separate from those of EQM. EQM reports its operations in two segments, which reflect its lines of business. Gathering primarily includes high pressure gathering lines and the FERC-regulated low pressure gathering system. Transmission includes EQM's FERC-regulated interstate pipeline and storage business. The operating segments are evaluated on their contribution to EQM's operating income. All of EQM's operating revenues, income from continuing operations and assets are generated or located in the United States. See Note 4.

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

Trade and Other Receivables:  Trade and other receivables are stated at their historical carrying amount. Judgment is required to assess the ultimate realization of accounts receivable, including assessing the probability of collection and the creditworthiness of customers. Based upon assessments by EQM's management, allowances for doubtful accounts were $0.4 million and $0.3 million at December 31, 2017 and 2016, respectively. EQM also has receivables due from EQT as discussed in Note 5.

Fair Value of Financial Instruments: EQGP and EQM have categorized their assets and liabilities disclosed at fair value into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair values. The carrying value of EQGP's and EQM's credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value. As EQM's senior notes are not actively traded, their fair value is a Level 2 fair value measurement estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk. See Note 9. The fair value of the Preferred Interest is a Level 3 fair value measurement which is estimated using an income approach model utilizing a market-based discount rate. As of December 31, 2017 and 2016, the estimated fair value of the Preferred Interest was approximately $133 million and $132 million, respectively, and the carrying value of the Preferred Interest was approximately $119 million and $123 million, respectively, inclusive of approximately $4 million, for each period, in other current assets in the consolidated balance sheets.

Property, Plant and Equipment: EQM's property, plant and equipment are stated at depreciated cost. Maintenance projects that do not increase the overall life of the related assets are expensed as incurred. Expenditures that extend the useful life of the underlying asset are capitalized. EQM capitalized internal costs of $46.5 million, $53.2 million and $78.9 million in 2017, 2016 and 2015, respectively. EQM capitalized interest of $4.1 million, $9.4 million and $5.6 million on assets under construction in 2017, 2016 and 2015, respectively, including the debt component of allowance for funds used during construction (AFUDC).

	As of December 31,
	2017	2016
	(Thousands)
Gathering assets	$1,526,028	$1,330,998
Accumulated depreciation	(147,575)	(110,473)
Net gathering assets	1,378,453	1,220,525
Transmission and storage assets	1,674,080	1,563,860
Accumulated depreciation	(248,474)	(205,551)
Net transmission and storage assets	1,425,606	1,358,309
Net property, plant and equipment	$2,804,059	$2,578,834

Depreciation is recorded using composite rates on a straight-line basis over the estimated useful life of the assets. The overall rates of depreciation for the years ended December 31, 2017, 2016 and 2015 were approximately 2.7%, 2.2% and 2.1%, respectively. EQM estimates pipelines have useful lives ranging from 20 years to 65 years and compression equipment has useful lives ranging from 20 years to 50 years. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. For EQM's regulated fixed assets, depreciation rates are re-evaluated each time it files with the FERC for a change in its transmission and storage rates.

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

Investment in Unconsolidated Entity: EQM evaluates its investment in unconsolidated entity for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may have experienced a decline in value. When there is evidence of loss in value that is other than temporary, EQM compares the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. If the estimated fair value is less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.

Unamortized Debt Discount and Issuance Expense: Discounts and expenses incurred with the issuance of EQM's senior notes are amortized over the term of the debt. These amounts are presented as a reduction of the debt on the accompanying consolidated balance sheets. Expenses incurred with the issuance and extension of EQM's $1 billion credit facility are presented in other assets on the accompanying consolidated balance sheets.

Natural Gas Imbalances: EQM experiences natural gas imbalances when the actual amount of natural gas delivered from a pipeline system or storage facility differs from the amount of natural gas scheduled to be delivered. EQM values these imbalances due to or from shippers and operators at current index prices. Imbalances are settled in-kind, subject to the terms of the FERC tariffs. Imbalances as of December 31, 2017 and 2016 were receivables of $5.2 million and $2.8 million, respectively, included in other current assets in the accompanying consolidated balance sheets with offsetting amounts recorded to system gas, a component of property, plant and equipment. EQM classifies imbalances as current as it expects to settle them within a year.

Asset Retirement Obligations: EQM is under no legal or contractual obligation to restore or dismantle its gathering system and transmission and storage system upon abandonment. Additionally, EQM operates and maintains its gathering system and transmission and storage system and it intends to do so as long as supply and demand for natural gas exists, which EQM expects for the foreseeable future. Therefore, EQM does not have any asset retirement obligations as of December 31, 2017 and 2016.

Contingencies: As of December 31, 2017, EQGP is not currently party to any legal or regulatory claims or proceedings. EQM is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded for contingencies based upon EQM's assessment that a loss is probable and that the amount of the loss can be reasonably estimated. EQM considers many factors in making these assessments, including history and specifics of each matter. Estimates are developed in consultation with legal counsel and are based upon the analysis of potential results. See Note 13.

Regulatory Accounting: EQM's regulated operations consist of interstate pipeline, intrastate gathering and storage operations subject to regulation by the FERC. Rate regulation provided by the FERC is designed to enable EQM to recover the costs of providing the regulated services plus an allowed return on invested capital. The application of regulatory accounting allows EQM to defer expenses and income in its consolidated balance sheets as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the statements of consolidated operations for a non-regulated entity. The deferred regulatory assets and liabilities are then recognized in the statements of consolidated operations in the period in which the same amounts are reflected in rates. The amounts deferred in the consolidated balance sheets relate primarily to the accounting for income taxes and post-retirement benefit costs. EQM believes that it will continue to be subject to rate regulation that will provide for the recovery of deferred costs. See Note 10.

The following tables present the total regulated operating revenues and expenses, and the regulated property, plant and equipment of EQM.

	Years Ended December 31,
	2017	2016	2015
	(Thousands)
Operating revenues	$390,883	$347,320	$309,984
Operating expenses	$151,510	$118,611	$109,954

	As of December 31,
	2017	2016
	(Thousands)
Property, plant & equipment	$1,787,656	$1,675,433
Accumulated depreciation and amortization	(278,756)	(234,336)
Net property, plant & equipment	$1,508,900	$1,441,097

Revenue Recognition: Reservation revenues on firm contracted capacity are recognized ratably over the contract period based on the contracted volume regardless of the amount of natural gas transported or gathered. Revenues associated with gathered or transported volumes under firm and interruptible contracts are recognized as physical deliveries of natural gas are made.

AFUDC: The carrying costs for the construction of certain long-lived regulated assets are capitalized and amortized over the related assets' estimated useful lives. The capitalized amount for construction of regulated assets includes interest cost (the debt component) and a designated cost of equity (the equity component) for financing the construction of these regulated assets. The debt components of AFUDC for the years ended December 31, 2017, 2016 and 2015 of $0.8 million, $2.4 million and $1.6 million, respectively, were included as a reduction of net interest expense in the statements of consolidated operations. The equity components of AFUDC for the years ended December 31, 2017, 2016 and 2015 of $5.1 million, $19.4 million and $6.3 million, respectively, were recorded in other income in the statements of consolidated operations.

Equity-Based Compensation: EQGP has awarded equity-based compensation in connection with the EQT GP Services, LLC 2015 Long-Term Incentive Plan. These awards will be paid in EQGP common units; therefore, EQGP treats these programs as equity awards. Awards are recorded at fair value which utilizes the published market price on the grant date. See Note 8.

Net Income per Limited Partner Unit: Net income per limited partner unit is calculated by dividing the limited partner interest in net income by the weighted average number of common units outstanding. Net income for periods prior to the closing of EQGP's IPO is attributable to subsidiaries of EQT and has been excluded from the limited partner interest in net income. Net income per limited partner unit earned following the closing of the IPO was calculated based on the number of common units outstanding after the IPO date of May 15, 2015. Net income attributable to AVC, Rager and the Gathering Assets for the periods prior to October 1, 2016 was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these pre-acquisition amounts were not available to the unitholders.

The phantom units granted to the independent directors of the EQGP General Partner will be paid in EQGP common units upon a director's termination of service on the EQGP General Partner's Board of Directors. As there are no remaining service, performance or market conditions related to these awards, 19,994, 10,217 and 2,928 phantom unit awards were included in the calculation of basic and diluted weighted average common units outstanding for the years ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes: For periods prior to EQGP's IPO, EQGP's income was included as part of EQT's consolidated return for federal and state income tax purposes. Federal tax obligations of all EQT subsidiary companies are settled through EQT. The consolidated federal income tax of EQT is allocated among the group's members on a separate return basis with tax credits allocated to the members generating the credits. As a result of its limited partnership structure following EQGP's IPO, EQGP is not subject to federal and state income taxes. In the second quarter of 2015, approximately $164.6 million of net current and deferred income taxes were eliminated through equity related to EQGP's IPO. Subsequent to May 15, 2015, for federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by EQGP will flow through to EQGP's unitholders, and accordingly, will not result in a provision for income taxes for EQGP. Net income for financial statement purposes may differ significantly from taxable income of unitholders because of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under EQGP's partnership agreement.  The aggregate difference in the basis of EQGP's net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner's tax attributes is not available to EQGP. See Note 11.

Noncontrolling Interests: Noncontrolling interests represent third party equity ownership in EQM and are presented as a component of equity in the accompanying consolidated balance sheets. In the consolidated statements of operations, noncontrolling interests reflect the allocation of earnings to third party investors in EQM.

Recently Issued Accounting Standards:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. During the third quarter of 2017, EQGP substantially completed its detailed review of the impact of the standard on each of its contracts. EQGP adopted the ASUs using the modified retrospective method of adoption on January 1, 2018 and EQGP did not require an adjustment to the opening balance of equity. EQGP does not expect the standard to have a significant impact on its results of operations, liquidity or financial position in 2018. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers including disaggregation of revenue and remaining performance obligations. EQGP implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the disclosures required under the new standard in the first quarter of 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The primary effect of adopting the new standard on leases will be to record assets and obligations for contracts currently recognized as operating leases. Lessees and lessors must apply a modified retrospective transition approach. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. EQGP has completed a high level identification of agreements covered by this standard and will continue to evaluate the impact this standard will have on its financial statements, internal controls and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the presentation and classification of eight specific cash flow issues. The amendments in the ASU will be effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. EQGP adopted this standard in the second quarter of 2017 with no material impact on its financial statements and related disclosures.

Subsequent Events: EQGP has evaluated subsequent events through the date of the financial statement issuance.

2.    Acquisitions

The following table presents EQM's acquisitions completed during the three years ended December 31, 2017.

	Acquisition Date	Total Consideration	Cash	Common Units Issued to EQT	GP Units Issued to EQT
	(Thousands, except unit amounts)
NWV Gathering Acquisition (a)	3/17/15	$925,683	$873,183	511,973	178,816
MVP Interest Acquisition (b)	3/30/15	54,229	54,229	—	—
Preferred Interest Acquisition (c)	4/15/15	124,317	124,317	—	—
October 2016 Acquisition (d)	10/13/16	$275,000	$275,000	—	—

(a)
EQT contributed NWV Gathering to EQM Gathering Opco, LLC (EQM Gathering), an indirect wholly owned subsidiary of EQM. The cash portion of the purchase price was funded with net proceeds from an equity offering of EQM common units and borrowings under EQM's credit facility.

(b)
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

(c)
Pursuant to the NWV Gathering Acquisition contribution and sale agreement, EQM acquired the Preferred Interest from EQT in EES, which at the time was an indirect wholly owned subsidiary of EQT. EES generates revenue from services provided to a local distribution company. The cash payment was funded by borrowings under EQM's credit facility.

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

(d)
On October 13, 2016, EQM entered into a Purchase and Sale Agreement with EQT pursuant to which EQM acquired from EQT 100% of the outstanding limited liability company interests of AVC and Rager as well as the Gathering Assets. The closing occurred on October 13, 2016 and was effective as of October 1, 2016. The cash payment was funded by borrowings under EQM's credit facility.

AVC, Rager, the Gathering Assets and NWV Gathering were businesses and the related acquisitions were transactions between entities under common control; therefore, EQM recorded the assets and liabilities of these entities at their carrying amounts to EQT on the date of the respective transactions. The difference between EQT's net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in equity. This portion of the consideration was recorded in financing activities in the statements of consolidated cash flows. EQM recast its consolidated financial statements to retrospectively reflect the October 2016 Acquisition and NWV Gathering Acquisition as if the entities were owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if EQM had owned them during the periods reported.

Prior to the October 2016 Acquisition, EQM operated the AVC facilities as part of its transmission and storage system under a lease agreement with EQT. The lease was a capital lease under GAAP; therefore, revenues and expenses associated with the AVC facilities were included in EQM's historical consolidated financial statements and the AVC facilities were depreciated over the lease term of 25 years. In conjunction with the October 2016 Acquisition, the lease agreement was terminated. As a result, EQM's recast of the consolidated financial statements included recasting depreciation expense recognized for the periods prior to the transaction to reflect the pipeline's useful life of 40 years. The $25.1 million of cumulative capital lease depreciation recorded for periods prior to the transaction was eliminated through equity at the time of the acquisition and the financial statements now reflect the depreciation expense based on the 40 year useful life. This adjustment increased previously reported net income by $5.2 million and $4.2 million for the years ended December 31, 2016 and 2015, respectively. In addition, because the effect of the recast of the financial statements resulted in the elimination of the capital lease obligation from EQM to AVC, the lease obligation portion of the consideration paid was recorded in financing activities in the statements of consolidated cash flows.

3.    Equity

EQGP Equity. On May 15, 2015, EQGP completed its IPO of 26,450,000 common units representing limited partner interests. All of the common units sold in the IPO were sold by EQT Gathering Holdings. EQGP did not receive any proceeds from, or incur any expenses in connection with, the completion of the IPO. As of December 31, 2017, EQT indirectly held 239,715,000 EQGP common units, representing a 90.1% limited partner interest, and the entire non-economic general partner interest in EQGP.

EQM Equity. The following table summarizes EQM's public offerings of its common units during the three years ended December 31, 2017.

	Common Units Issued	GP Units Issued	Price Per Unit	Net Proceeds to EQM	Underwriters' Discount and Other Offering Expenses
	(Thousands, except unit and per unit amounts)
March 2015 equity offering (a)	9,487,500	25,255	$76.00	$696,582	$24,468
$750 Million At the Market (ATM) Program in 2015 (b)	1,162,475	—	74.92	85,483	1,610
November 2015 equity offering (c)	5,650,000	—	71.80	399,937	5,733
$750 Million ATM Program in 2016 (d)	2,949,309	—	$74.42	$217,102	$2,381

(a)
The underwriters exercised their option to purchase additional common units. The EQM General Partner purchased 25,255 EQM general partner units for approximately $1.9 million to maintain its then 2.0% general partner ownership percentage. This amount was included in net proceeds from this offering. The net proceeds were used to finance a portion of the cash consideration paid to EQT in connection with the NWV Gathering Acquisition as described in Note 2. In connection with this equity offering, EQGP recorded a $122.8 million gain to parent net investment, a decrease of $195.8 million to noncontrolling interests and an increase to deferred tax liability of $73.0 million. These amounts were non-cash and therefore had no impact on the statements of consolidated cash flows for the year ended December 31, 2015.

(b)
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

Prior to this $750 Million ATM Program, the EQM General Partner maintained its general partner ownership percentage at the previous level of 2.0%. Starting with sales under the $750 Million ATM Program in 2015, the EQM General Partner elected not to maintain its general partner ownership percentage. EQGP recorded a $22.0 million increase to common units and a corresponding decrease to noncontrolling interests as a result of the EQM common units issued under the program in 2015.

(c)
The net proceeds were used for general partnership purposes and to repay amounts outstanding under EQM's credit facility. In connection with this equity offering, EQGP recorded a $92.7 million increase to common units and a corresponding decrease to noncontrolling interests.

(d)
The price per unit represents an average price for all issuances under the $750 Million ATM Program in 2016. The underwriters' discount and other offering expenses in the table above include commissions of approximately $2.2 million. EQM used the net proceeds for general partnership purposes. EQGP recorded a $44.9 million increase to common units and a corresponding decrease to noncontrolling interests as a result of the EQM common units issued under the program in 2016.

The following table summarizes EQM's common, subordinated and general partner units issued and outstanding during the three years ended December 31, 2017. There were no issuances in 2017.

	EQM Limited Partner Units		EQM General
	Common	Subordinated	Partner Units	Total
Balance at January 1, 2015	43,347,452	17,339,718	1,238,514	61,925,684
Conversion of subordinated units to common units	17,339,718	(17,339,718)	—	—
2014 EQM VDA issuance	21,063	—	430	21,493
March 2015 equity offering	9,487,500	—	25,255	9,512,755
NWV Gathering Acquisition consideration	511,973	—	178,816	690,789
$750 Million ATM Program	1,162,475	—	—	1,162,475
November 2015 equity offering	5,650,000	—	—	5,650,000
Balance at December 31, 2015	77,520,181	—	1,443,015	78,963,196
2014 EQM VDA issuance	19,796	—	—	19,796
EQM Total Return Program issuance	92,472	—	—	92,472
$750 Million ATM Program	2,949,309	—	—	2,949,309
Balance at December 31, 2016 and 2017	80,581,758	—	1,443,015	82,024,773

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

As of December 31, 2017, EQGP and its subsidiaries owned 21,811,643 EQM common units, representing a 26.6% limited partner interest, 1,443,015 EQM general partner units, representing a 1.8% general partner interest, and all of the incentive distribution rights (IDRs) in EQM.

4.     Financial Information by Business Segment

	Years Ended December 31,
	2017	2016	2015
	(Thousands)
Revenues from external customers (including affiliates):
Gathering	$454,536	$397,494	$335,105
Transmission	379,560	338,120	297,831
Total operating revenues	$834,096	$735,614	$632,936
Operating income:
Gathering	$333,563	$289,027	$243,257
Transmission	247,145	237,922	207,779
Headquarters	(3,015)	(2,965)	(2,056)
Total operating income	$577,693	$523,984	$448,980

Reconciliation of operating income to net income:
Other income	27,377	37,918	8,694
Net interest expense	36,150	16,761	21,348
Income tax expense	—	10,147	2,326
Net income	$568,920	$534,994	$434,000

	As of December 31,
	2017	2016	2015
	(Thousands)
Segment assets:
Gathering	$1,463,247	$1,292,713	$1,079,644
Transmission	1,487,501	1,413,631	1,183,641
Total operating segments	2,950,748	2,706,344	2,263,285
Headquarters, including cash	598,877	370,105	570,505
Total assets	$3,549,625	$3,076,449	$2,833,790

	Years Ended December 31,
	2017	2016	2015
	(Thousands)
Depreciation and amortization:
Gathering	$38,796	$30,422	$24,360
Transmission	58,689	32,269	25,535
Total	$97,485	$62,691	$49,895
Expenditures for segment assets:
Gathering	$196,871	$295,315	$225,537
Transmission	111,102	292,049	203,706
Total (a)	$307,973	$587,364	$429,243

(a)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $33.1 million, $26.7 million, $24.1 million and $53.0 million at December 31, 2017, 2016, 2015 and 2014, respectively.

5.    Related Party Transactions

Affiliate Transactions. In the ordinary course of business, EQGP and EQM engage in transactions with EQT and its affiliates including, but not limited to, gas gathering agreements, transportation service and precedent agreements and storage agreements.

EQM Omnibus Agreement. EQM entered into an omnibus agreement by and among EQM, the EQM General Partner and EQT. Pursuant to the EQM omnibus agreement, EQT agreed to provide EQM with a license to use the name "EQT" and related marks in connection with EQM's business. EQM is allocated the portion of operating and maintenance expense and selling, general and administrative expense incurred by EQT for the benefit of EQM. The EQM omnibus agreement also provides for certain indemnification and reimbursement obligations between EQT and EQM.

EQM Operation and Management Services Agreement. EQM had an operation and management services agreement with EQT Gathering, LLC (EQT Gathering), an indirect wholly owned subsidiary of EQT, pursuant to which EQT Gathering provided EQM's pipelines and storage facilities with certain operational and management services. EQM reimbursed EQT Gathering for such services pursuant to the terms of its omnibus agreement with EQT. The operation and management services agreement was replaced in its entirety by a secondment agreement with EQT (the Secondment Agreement).

EQM Secondment Agreement. On December 7, 2017, EQT, EQT Gathering, Equitrans, L.P. (Equitrans), EQM and the EQM General Partner entered into the Secondment Agreement, pursuant to which available employees of EQT and its affiliates may be seconded to EQM and its subsidiaries to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM or its subsidiaries. EQM reimburses EQT and its affiliates for the services provided by the seconded employees pursuant to the Secondment Agreement.

The following table summarizes the amounts and categories of expenses for which EQM was obligated to reimburse EQT pursuant to the omnibus agreement and the Secondment Agreement, as applicable, and the amounts and categories of obligations for which EQT was obligated to indemnify and/or reimburse EQM pursuant to the omnibus agreement for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
	(Thousands)
EQM reimbursements to EQT
Operating and maintenance expense (a)	$39,957	$33,526	$31,310
Selling, general and administrative expense (a)	$67,424	$63,255	$46,149

EQM reimbursements from EQT (b)
Plugging and abandonment	$4	$195	$26
Bare steel replacement	15,704	—	6,268
Other capital reimbursements	$—	$162	$1,198

(a)
The expenses for which EQM reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis, and EQM is unable to estimate what those expenses would be on a stand-alone basis. These amounts exclude the recast impact of the October 2016 Acquisition and NWV Gathering Acquisition as these amounts do not represent reimbursements pursuant to the EQM omnibus agreement.

(b)	These reimbursements were recorded as capital contributions from EQT.

EQGP Omnibus Agreement. EQGP entered into an omnibus agreement by and among EQGP, the EQGP General Partner and EQT. Pursuant to the EQGP omnibus agreement, EQT agreed to provide EQGP with a license to use the name "EQT" and related marks in connection with EQGP's business. The EQGP omnibus agreement also provides for certain reimbursement obligations between EQT and EQGP including the EQGP selling, general and administrative expenses included in the below table.

Summary of Related Party Transactions. The following table summarizes related party transactions for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
	(Thousands)
EQM related party transactions
Operating revenues	$605,099	$551,353	$462,371
Operating and maintenance expense (a)	39,957	34,179	33,452
Selling, general and administrative expense (a)	67,424	67,345	55,092
Other income (b)	22,171	18,191	2,367
Interest income on Preferred Interest (see Note 2)	6,818	1,740	—
Principal payments received on Preferred Interest (see Note 2)	4,166	1,024	—
Capital contributions from EQT	15,463	602	7,492
Net contributions from/(distributions to) EQT	$—	$20,234	$(15,179)

EQGP related party transactions
Selling, general and administrative expense (a)	$3,015	$2,965	$2,056
Net interest expense	3	3	4
Distributions to EQT (post-IPO period) (c)	209,271	150,062	65,536
Net contributions from EQT (pre-IPO period) (d)	$—	$—	$284,252

(a)
The expenses for which EQGP and EQM reimburse EQT and its subsidiaries may not necessarily reflect the actual expenses that EQGP or EQM would incur on a stand-alone basis, and EQGP and EQM are unable to estimate what those expenses would be on a stand-alone basis. These amounts include the recast impact of the October 2016 Acquisition and NWV Gathering Acquisition as they represent the total amounts allocated to EQGP and EQM by EQT for the periods presented.

(b)
For the year ended December 31, 2017, other income included equity income from the MVP Joint Venture of $22.2 million. For the year ended December 31, 2016, other income included distributions received from EES of $8.3 million and equity income from the MVP Joint Venture of $9.9 million. For the year ended December 31, 2015, other income included equity income from the MVP Joint Venture of $2.4 million. See Note 6.

(c)
The distributions to EQT are based on the period to which the distributions relate and not the period in which the distributions were declared and paid. For example, for the year ended December 31, 2017, total distributions to EQT included the cash distribution declared on January 18, 2018 related to the fourth quarter 2017 of $0.244 per common unit.

(d)	Net contributions from EQT related to periods prior to the EQGP IPO for taxes payable settled with EQT.

The following table summarizes related party balances as of December 31, 2017 and 2016.

	As of December 31,
	2017	2016
	(Thousands)
EQM related party balances
Accounts receivable – affiliate	$103,304	$81,358
Due to related party	31,673	19,027
Investment in unconsolidated entity	460,546	184,562
Preferred Interest in EES (see Note 1)	$119,127	$123,293

EQGP related party balances
Due to related party	$1,533	$1,333

See also Note 2, Note 3, Note 6, Note 7, Note 8, Note 9, Note 12, Note 14 and Note 15 for further discussion of related party transactions.

6.    Investment in Unconsolidated Entity

On March 30, 2015, EQM assumed EQT's interest in MVP Holdco, which owns the interest in the MVP Joint Venture, for $54.2 million. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM also assumed the role of operator of the MVP from EQT. In April 2015, October 2015 and January 2016, EQM sold 10%, 1% and 8.5% ownership interests in the MVP Joint Venture, respectively. The purchase from EQT and subsequent sales of interests in the MVP Joint Venture were all for consideration that represented the proportional amount of capital contributions made to the joint venture as of the date of the respective transactions. As of December 31, 2017, EQM owned a 45.5% interest in the MVP Joint Venture.

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

In December 2017, the MVP Joint Venture issued a capital call notice to MVP Holdco for $105.7 million, of which $27.2 million was paid in January 2018 and the remaining $78.5 million is expected to be paid in February 2018. The capital contribution payable has been reflected on the consolidated balance sheet as of December 31, 2017 with a corresponding increase to EQM's investment in the MVP Joint Venture.

Equity income related to EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP is reported in other income in the statements of consolidated operations and was $22.2 million, $9.9 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP.

As of December 31, 2017, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $552 million, which consists of the investment in unconsolidated entity balance on the consolidated balance sheet as of December 31, 2017 and amounts which could have become due under EQM's performance guarantee as of that date.

The following tables summarize the audited financial statements for the investment in unconsolidated entity accounted for under the equity method of accounting.

Consolidated Balance Sheets

	As of December 31,
	2017	2016
	(Thousands)
Current assets	$330,271	$53,959
Noncurrent assets	747,728	361,820
Total assets	$1,077,999	$415,779

Current liabilities	$65,811	$10,149
Equity	1,012,188	405,630
Total liabilities and equity	$1,077,999	$415,779

Statements of Consolidated Operations

	Years Ended December 31,
	2017	2016	2015
	(Thousands)
AFUDC - equity	$32,054	$16,315	$3,576
Net interest income	16,674	5,206	1,143
Net income	$48,728	$21,521	$4,719

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

EQGP Partnership Interests in EQM. All of EQGP's cash flows are generated from the cash distributions EQGP receives from its partnership interests in EQM, which consist of the following as of December 31, 2017:

•	a 1.8% general partner interest in EQM;

•
all of the IDRs in EQM, which entitle EQGP to receive increasing percentages, up to the maximum of 48.0%, of any incremental cash distributed by EQM as certain target distribution levels are reached in any quarter as described under "EQM IDRs"; and

•	21,811,643 EQM common units, representing a 26.6% limited partner interest in EQM.

The right of the EQM General Partner to receive incentive distributions is contained in EQM's partnership agreement as described below under "EQM IDRs."

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

EQM Available Cash. For purposes of EQM's partnership agreement, available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•                  less, the amount of cash reserves established by the EQM General Partner to:
•                   provide for the proper conduct of EQM's business (including reserves for future capital expenditures, anticipated future debt service requirements and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to FERC rate proceedings or rate proceedings under applicable law subsequent to that quarter);
•                  comply with applicable law, any of EQM's debt instruments or other agreements; or
•                  provide funds for distributions to EQM's unitholders and to the EQM General Partner for any one or more of the next four quarters (provided that the EQM General Partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent EQM from distributing the minimum quarterly distribution on all common units);
•                   plus, if the EQM General Partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

EQM IDRs. All IDRs are held by the EQM General Partner. IDRs represent the right to receive an increasing percentage (13.0%, 23.0% and 48.0%) of quarterly distributions of EQM's available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described below have been achieved. The EQM General Partner may transfer the IDRs separately from its general partner interest, subject to restrictions in EQM's partnership agreement.

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

EQM and EQGP declared the following cash distributions to their respective unitholders for the periods presented:

Quarters Ended	EQM Distribution per Common Unit	EQM Total Distribution	EQM Total Distribution to EQGP	EQGP Distribution per Common Unit	EQGP Total Distribution
	(Thousands, except per unit amounts)
2015
March 31	$0.61	$52,222	$22,395	N/A	N/A
June 30 (a)	0.64	56,464	25,171	$0.04739	$12,614
September 30	0.675	62,396	28,606	0.104	27,681
December 31	$0.71	$72,575	$33,022	$0.122	$32,472
2016
March 31	$0.745	$78,093	$36,506	$0.134	$35,666
June 30	0.78	86,595	40,755	0.15	39,925
September 30	0.815	92,208	44,310	0.165	43,917
December 31	$0.85	$97,822	$47,867	$0.177	$47,111
2017
March 31	$0.89	$104,238	$51,933	$0.191	$50,838
June 30	0.935	111,455	56,505	0.21	55,895
September 30	0.98	118,673	61,078	0.228	60,686
December 31 (b)	$1.025	$125,890	$65,651	$0.244	$64,944

(a)
The initial cash distribution to EQGP's unitholders for the second quarter of 2015 of $0.04739 per common unit was pro-rated for the 47 days from the date of the closing of EQGP's IPO on May 15, 2015 to June 30, 2015.

(b)
On January 18, 2018, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the fourth quarter of 2017 of $1.025 per common unit. The cash distribution was paid on February 14, 2018 to unitholders of record at the close of business on February 2, 2018. Cash distributions to EQGP were approximately $22.4 million related to its limited partner interest, $2.2 million related to its general partner interest and $41.1 million related to its IDRs.

On January 18, 2018, the Board of Directors of the EQGP General Partner declared a cash distribution to EQGP's unitholders for the fourth quarter of 2017 of $0.244 per common unit. The distribution will be paid on February 23, 2018 to unitholders of record at the close of business on February 2, 2018.

8.    Equity-Based Compensation Plan

The EQGP General Partner has granted EQGP common unit-based phantom units that vested upon grant to the independent directors of the EQGP General Partner. The value of the phantom units will be paid in EQGP common units upon the director's termination of service on the EQGP General Partner's Board of Directors. EQGP accounted for these awards as equity awards and as such recorded compensation expense for the fair value of the awards at the grant date fair value. A total of 21,014 independent director unit-based awards, including accrued distributions, were outstanding as of December 31, 2017. A total of 8,940, 8,270 and 2,910 unit-based awards were granted to the independent directors during the years ended December 31, 2017, 2016 and 2015, respectively. The weighted average fair value of these grants, based on EQGP's common unit price on the grant date, was $25.21, $21.57 and $28.77 for the years ended December 31, 2017, 2016 and 2015, respectively. EQGP recognized equity-based compensation expense of $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to these grants.

The EQM General Partner has granted EQM common unit-based phantom units that vested upon grant to the independent directors of the EQM General Partner. The value of the phantom units will be paid in EQM common units upon the director's termination of service on the EQM General Partner's Board of Directors. EQM accounted for these awards as equity awards and recorded compensation expense for the fair value of the awards at the grant date fair value. A total of 21,739 independent director unit-based awards, including accrued distributions, were outstanding as of December 31, 2017. A total of 2,940, 2,610 and 2,220 unit-based awards were granted to the independent directors during the years ended December 31, 2017, 2016 and 2015, respectively. The weighted average fair value of these grants, based on EQM's common unit price on the grant date, was $76.68, $75.46 and $88.00 for the years ended December 31, 2017, 2016 and 2015, respectively. EQM recognized equity-based compensation expense of $0.2 million each year during the years ended December 31, 2017, 2016 and 2015 related to these grants.

EQGP or EQM common units to be delivered pursuant to vesting of the equity-based awards may be common units acquired by the EQGP General Partner or the EQM General Partner in the open market or from any other person, issued directly by EQGP or EQM or any combination of the foregoing.

9.    Debt

The following table presents outstanding debt of EQGP and EQM as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Principal	Carrying Value (a)	Fair Value (b)	Principal	Carrying Value (a)	Fair Value (b)
	(Thousands)
EQGP Working Capital Facility	$168	$168	$168	$84	$84	$84
EQM $1 Billion Facility	180,000	180,000	180,000	—	—	—
EQM 364-Day Facility	—	—	—	—	—	—
EQM 4.00% Senior Notes due 2024	500,000	494,939	504,110	500,000	494,170	493,125
EQM 4.125% Senior Notes due 2026	500,000	492,413	501,990	500,000	491,562	488,460
Total debt	$1,180,168	$1,167,520	$1,186,268	$1,000,084	$985,816	$981,669

(a)	Carrying value of the senior notes represents principal amount less unamortized debt issuance costs and debt discounts.

(b)	See Note 1 for a discussion of fair value measurements.

EQGP Working Capital Facility. EQGP has a Working Capital Loan Agreement with EQT (the Working Capital Facility) which provides for interest bearing loans of up to $50 million outstanding at any one time and matures on the earlier of February 18, 2019 or at least 90 days after EQT gives notice of termination. The credit facility does not contain any covenants other than the obligation to pay accrued interest on outstanding borrowings. EQGP's obligations under the revolving portion of the credit facility are unsecured.

During 2017, 2016 and 2015, the maximum amounts of EQGP's outstanding borrowings at any time were approximately $0.3 million, $0.2 million and $0.7 million, respectively, the average daily balances were approximately $0.1 million, $0.1 million and $0.3 million, respectively, and interest was incurred at weighted average annual interest rates of 2.5%, 2.0% and 1.7%, respectively. Amounts outstanding under the Working Capital Facility were included in due to related party on the consolidated balance sheets.

EQM $1 Billion Facility. In July 2017, EQM amended and restated its credit facility to increase the borrowing capacity under the facility from $750 million to $1 billion and extend the term to July 2022. The $1 Billion Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes (including purchasing assets from EQT and its subsidiaries and other third parties). Subject to certain terms and conditions, the $1 Billion Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $500 million. In addition, the $1 Billion Facility includes a sublimit up to $100 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. Further, EQM has the ability to request that one or more lenders make term loans to it under the $1 Billion Facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. EQM's obligations under the revolving portion of the $1 Billion Facility are unsecured.

EQM is not required to maintain compensating bank balances under the $1 Billion Facility. EQM's debt issuer credit ratings, as determined by Standard and Poor's Ratings Services, Moody's Investors Service and Fitch Ratings Service on its non-credit-enhanced, senior unsecured long-term debt, determine the level of fees associated with its $1 Billion Facility in addition to the interest rate charged by the counterparties on any amounts borrowed against the lines of credit; the lower EQM's debt credit rating, the higher the level of fees and interest rate.

During 2017, 2016 and 2015, the maximum amounts of EQM's outstanding borrowings under the credit facility at any time were $260 million, $401 million and $404 million, respectively, the average daily balances were approximately $74 million, $77 million and $261 million, respectively, and interest was incurred at weighted average annual interest rates of 2.8%, 2.0% and 1.7%, respectively. EQM had no letters of credit outstanding under its credit facility as of December 31, 2017 and 2016. For the years ended December 31, 2017, 2016 and 2015, commitment fees of $1.8 million, $1.6 million and $1.2 million, respectively, were paid to maintain credit availability under the credit facility.

EQM's $1 Billion Facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The most significant covenants and events of default relate to maintenance of a permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the $1 Billion Facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).

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

During the year ended December 31, 2017, the maximum amount of EQM's outstanding borrowings under the 364-Day Facility at any time was $100 million, the average daily balance was approximately $23 million and interest was incurred at a weighted average annual interest rate of 2.2%. There were no amounts outstanding at any time under the 364-Day Facility in 2016.

EQM 4.125% Senior Notes. During the fourth quarter of 2016, EQM issued 4.125% Senior Notes due December 1, 2026 in the aggregate principal amount of $500 million. Net proceeds from the offering were used to repay the outstanding borrowings under the $1 Billion Facility at that time and for general partnership purposes.

EQM's senior notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.

As of December 31, 2017, EQGP and EQM were in compliance with all debt provisions and covenants.

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

	As of December 31,
	2017	2016
	(Thousands)
Regulatory assets:
Deferred taxes (a)	$13,076	$13,901
Other recoverable costs (b)	4,754	5,013
Total regulatory assets	$17,830	$18,914

Regulatory liabilities:
Deferred taxes (a)	$10,488	$—
On-going post-retirement benefits other than pensions (c)	7,724	6,744
Other reimbursable costs	860	715
Total regulatory liabilities	$19,072	$7,459

(a)
The regulatory asset for deferred taxes primarily related to deferred income taxes recoverable through future rates on a historical deferred tax position and the equity component of AFUDC. The regulatory liability for deferred taxes relates to a revaluation of the historical difference between the regulatory and tax bases of regulated property, plant and equipment. EQM expects to recover the amortization of the deferred tax positions ratably over the corresponding life of the underlying assets that created the differences. Taxes on the equity component of AFUDC and the offsetting deferred income taxes will be collected through rates over the depreciable lives of the long-lived assets to which they relate.

(b)	Regulatory assets associated with other recoverable costs primarily related to the costs associated with the pension termination discussed in Note 14.

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

As discussed in Note 2, the October 2016 Acquisition and NWV Gathering Acquisition were transactions between entities under common control for which the consolidated financial statements of EQM have been retrospectively recast to reflect the combined entities. Accordingly, the income tax effects associated with these operations prior to acquisition are reflected in the consolidated financial statements as they were previously part of EQT's consolidated federal tax return. EQGP's Predecessor was also included in EQT's consolidated income tax return for federal and state tax purposes prior to EQGP's IPO. As a result, the accompanying consolidated financial statements also include the income taxes incurred by the EQGP Predecessor for the period prior to EQGP's IPO. EQT's consolidated federal income tax was allocated among the group's members on a separate return basis with tax credits allocated to the members generating the credits. During the year ended December 31, 2016, net current and deferred income tax liabilities of approximately $94.0 million were eliminated through equity related to AVC, Rager and the Gathering Assets.

The components of income tax expense for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
	2016	2015
	(Thousands)
Current:
Federal	$886	$204,120
State	487	17,346
Subtotal	1,373	221,466
Deferred:
Federal	8,302	(203,601)
State	472	(15,539)
Subtotal	8,774	(219,140)
Total	$10,147	$2,326

Income tax expense differed from amounts computed at the federal statutory rate of 35% on pre-tax book income from continuing operations as follows:

	Years Ended December 31,
	2016	2015
	(Thousands)
Tax at statutory rate	$190,799	$152,714
Post-IPO income not subject to income taxes	(181,419)	(88,862)
Pre-IPO income not subject to income taxes	—	(27,051)
State income taxes	623	1,175
Regulatory assets	132	(35,685)
Other	12	35
Income tax expense	$10,147	$2,326

Effective tax rate	1.9%	0.5%

For the year ended December 31, 2015, a tax benefit was realized by EQT in connection with a partial like-kind exchange of assets that resulted in tax deferral for EQT associated with AVC. The deferred taxes were eliminated through equity in 2016 along with the other current and deferred taxes associated with the October 2016 Acquisition. The fluctuations in income tax expense resulted primarily from the EQGP IPO, the tax benefit realized by EQT in 2015 and the change in the tax status of AVC, Rager and the Gathering Assets in 2016 and NWV Gathering in 2015.

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

EQGP's historical uncertain tax positions related to the October 2016 Acquisition and NWV Gathering Acquisition were immaterial. EQT has indemnified EQM from and against any losses suffered or incurred by EQM and related to or arising out of or in connection with any federal, state or local income tax liabilities attributable to the ownership or operation of EQM's assets prior to the acquisition of such assets from EQT. Therefore, EQGP does not anticipate any future liabilities arising from the historical deferred tax liabilities.

12.    Concentrations of Credit Risk

For the years ended December 31, 2017, 2016 and 2015, EQT accounted for approximately 73%, 75% and 73%, respectively, of EQM's total revenues. Additionally, for the years ended December 31, 2017, 2016 and 2015, PNG Companies, LLC and its affiliates accounted for approximately 12%, 12% and 14% of EQM's total revenues, respectively, all of which was included in the transmission segment.

Approximately 40% and 47% of third party accounts receivable balances of $28.8 million and $20.7 million as of December 31, 2017 and 2016, respectively, represent amounts due from marketers. EQM manages the credit risk of sales to marketers by limiting EQM's dealings to those marketers meeting specified criteria for credit and liquidity strength and by actively monitoring these accounts. EQM may request a letter of credit, guarantee, performance bond or other credit enhancement from a marketer in order for that marketer to meet EQM's credit criteria. EQM did not experience any significant defaults on accounts receivable during the years ended December 31, 2017, 2016 and 2015.

13.    Commitments and Contingencies

EQGP is not currently party to any legal or regulatory claims or proceedings.

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

See Note 6 for discussion of the MVP Joint Venture guarantee.

14.    Postretirement Benefit Plans

Employees of EQT operate EQM's assets. EQT charges EQM for the payroll and benefit costs associated with these individuals and for retirees of Equitrans, the owner of EQM's FERC-regulated transmission, storage and gathering systems. EQT carries any obligations for employee-related benefits in its financial statements.

EQT terminated the EQT Corporation Retirement Plan for Employees (the Retirement Plan), a defined benefit pension plan, effective December 31, 2014. On March 2, 2016, the IRS issued a favorable determination letter for the termination of the Retirement Plan. On June 28, 2016, EQT purchased annuities from and transferred the Retirement Plan assets and liabilities to American General Life Insurance Company. In the third quarter of 2016, EQM reimbursed EQT approximately $5.2 million for its proportionate share of such funding related to retirees of Equitrans. The settlement charge is expected to be recoverable in FERC approved rates and thus was recorded as a regulatory asset that will be amortized for rate recovery purposes over a period of 16 years.

Equitrans' retirees participated in the Retirement Plan prior to its termination. Excluding the pension termination settlement payments described above, for the years ended December 31, 2016 and 2015, EQM reimbursed EQT approximately

$1.9 million and $0.4 million, respectively, for the funding of the Retirement Plan and was allocated expenses associated with the Retirement Plan of $0.1 million and $0.5 million, respectively.

EQM contributes to a defined contribution plan sponsored by EQT. The contribution amount is a percentage of allocated base salary. In 2017, 2016 and 2015, EQM was charged its contribution percentage through the EQT payroll and benefit costs discussed in Note 5.

EQM recognizes expenses for ongoing post-retirement benefits other than pensions, which are subject to recovery in the approved rates. Expenses recognized by EQM for the years ended December 31, 2017, 2016 and 2015 for ongoing post-retirement benefits other than pensions were approximately $1.2 million each year.

15.    Consolidated Variable Interest Entity

EQM is a variable interest entity.  Through EQGP's ownership and control of the EQM General Partner, EQGP has the power to direct the activities that most significantly impact EQM's economic performance.  In addition, through EQGP's general partner interest, IDRs and limited partner interest in EQM, EQGP has the obligation to absorb EQM's losses and the right to receive benefits from EQM in accordance with its general partner and limited partner ownership percentages and IDRs. Therefore, EQGP consolidates EQM.

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

•	Expanding EQM's business by constructing new midstream assets subjects EQM to risks. If EQM does not complete these expansion projects, its future growth may be limited;

•
EQM is subject to numerous hazards and operational risks which include, but are not limited to, ruptures, fires, explosions, leaks and damage to pipelines, facilities, equipment and surrounding properties caused by natural disasters, acts of sabotage and terrorism, and inadvertent damage; and

•
Certain of the services EQM provides on its transmission and storage system are subject to long-term, fixed-price "negotiated rate" contracts that are not subject to adjustment, even if EQM's cost to perform such services exceeds the revenues received from such contracts, and, as a result, EQM's costs could exceed its revenues received under such contracts.

See further discussion of the impact that EQGP's involvement in EQM has on EQGP's financial position, results of operations and cash flows included in Note 1 contained herein. For a discussion of related party transactions, see Note 5 contained herein.

The following table presents amounts included in EQGP's consolidated balance sheets that were for the use or obligation of EQM as of December 31, 2017 and 2016.

Classification	December 31, 2017	December 31, 2016
	(Thousands)
Assets:
Cash and cash equivalents	$2,557	$60,368
Accounts receivable	28,804	20,662
Accounts receivable – affiliate	103,304	81,358
Other current assets	12,662	9,671
Net property, plant and equipment	2,804,059	2,578,834
Investment in unconsolidated entity	460,546	184,562
Other assets	$136,895	$140,385
Liabilities:
Accounts payable	$47,040	$35,830
Due to related party	31,673	19,027
Capital contribution payable to MVP Joint Venture	105,734	11,471
Accrued interest	10,926	12,016
Accrued liabilities	16,871	8,648
EQM credit facility borrowings	180,000	—
EQM senior notes	987,352	985,732
Regulatory and other long-term liabilities	$20,273	$9,562

16.    Interim Financial Information (Unaudited)

The following quarterly summary of operating results for the years ended December 31, 2017 and 2016 reflects variations due to the seasonal nature of the transmission and storage business.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Thousands, except per unit amounts)
2017
Operating revenues	$203,426	$198,966	$207,193	$224,511
Operating income	143,901	140,503	144,963	148,326
Net income	141,988	138,554	142,407	145,971
Net income attributable to EQT GP Holdings, LP	$61,376	$63,330	$66,944	$70,343
Net income per limited partner unit: (a)
Basic and diluted	$0.23	$0.24	$0.25	$0.26
2016
Operating revenues	$185,786	$178,042	$176,772	$195,014
Operating income	136,163	128,255	125,634	133,932
Net income	135,779	131,087	133,086	135,042
Net income attributable to EQT GP Holdings, LP	$57,992	$58,343	$60,250	$57,594
Net income per limited partner unit: (a)
Basic and diluted	$0.19	$0.19	$0.20	$0.22

(a)	Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of the EQGP General Partner, including the EQGP General Partner's Principal Executive Officer and Principal Financial Officer, an evaluation of EQGP's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer of the EQGP General Partner concluded that EQGP's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, EQGP's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of the EQGP General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. EQGP's internal control system is designed to provide reasonable assurance to the management and Board of Directors of the EQGP General Partner regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of the EQGP General Partner assessed the effectiveness of EQGP's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that EQGP maintained effective internal control over financial reporting as of December 31, 2017.

Ernst & Young LLP (Ernst & Young), the independent registered public accounting firm that audited EQGP's consolidated financial statements, has issued an attestation report on EQGP's internal control over financial reporting. Ernst & Young's attestation report on EQGP's internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.

Item 9B. Other Information

Not Applicable.

PART III

Unless the context otherwise requires, references to "EQT GP Holdings," "the Partnership," or "EQGP" refer to EQT GP Holdings, LP. EQGP's general partner is EQT GP Services, LLC (the EQGP General Partner), an indirect wholly owned subsidiary of EQT Corporation (EQT). Unless the context otherwise requires, references to "EQT Midstream Partners" or "EQM" refer to EQT Midstream Partners, LP and its subsidiaries. EQM's general partner is EQT Midstream Services, LLC, which is a direct wholly owned subsidiary of EQGP (the EQM General Partner). References to "EQT" refer to EQT Corporation and its consolidated subsidiaries, excluding EQGP, the EQGP General Partner, EQM and the EQM General Partner.

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of EQGP's General Partner

EQGP is managed and operated by the directors and officers of the EQGP General Partner. Through its ownership and control of the EQGP General Partner, EQT appoints the directors of the EQGP General Partner. Unitholders are not entitled to elect the directors of the EQGP General Partner or directly or indirectly participate in EQGP's management or operations. The Board of Directors of the EQGP General Partner (Board) has seven directors, of which three members are independent as defined under the independence standards established by the New York Stock Exchange (NYSE) and the Securities Exchange Act of 1934, as amended (Exchange Act). The NYSE does not require a publicly traded limited partnership like EQGP to have a majority of independent directors on the board of directors of its general partner or to establish a compensation or a nominating and corporate governance committee.

Executive officers of the EQGP General Partner manage the day-to-day affairs of EQGP's business and conduct EQGP's operations. All of the executive officers of the EQGP General Partner are employees of EQT and devote such portion of their productive time to EQGP's business and affairs as is required to manage and conduct EQGP's operations. Pursuant to the terms of the omnibus agreement among EQGP, the EQGP General Partner and EQT, EQGP is required to reimburse EQT for (i) allocated expenses of personnel who perform services for EQGP's benefit, and (ii) allocated general and administrative expenses. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence - Agreements between EQGP and EQT - Omnibus Agreement."

The executive officers and directors of the EQGP General Partner as of February 15, 2018 are as follows:

Name	Age	Position with EQT GP Services, LLC
K.T. Fleming	59	Director
L.B. Gardner	60	Director
M.S. Lewis	51	Director
R.J. McNally	47	Director, Senior Vice President and Chief Financial Officer
D.L. Porges	60	Chairman
S.T. Schlotterbeck	52	Director, President and Chief Executive Officer
J.S. Smith	45	Chief Accounting Officer
S.A. Thorington	62	Director

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

Ms. Fleming's service as Chief Executive Officer of a financial planning and investment advisory company provides significant senior management, leadership, financial and capital markets experience. Ms. Fleming utilizes her broad business experience to provide valuable insights with respect to general business and management issues facing EQGP.

Mr. Gardner was appointed as a director of the EQGP General Partner in January 2015. Mr. Gardner has also served as a director of the EQM General Partner and the RMP General Partner since January 2012 and November 2017, respectively.

Mr. Gardner is currently the General Counsel and Vice President, External Affairs of EQT and has held such position since April 2008.

In his current role with EQT, Mr. Gardner oversees legal and external affairs, which includes the safety and environmental, governmental relations and corporate communications functions. Prior to joining EQT in 2003, Mr. Gardner was a partner in the Houston and Austin, Texas offices of Brown, McCarroll & Oaks Hartline, general counsel to General Glass International Corp., a privately held glass manufacturing and trading company, and senior counsel, employment law with Northrop Grumman Corporation (formerly TRW, Inc.). Mr. Gardner's experiences enable him to provide insight to the Board with respect to legal and external affairs issues, along with providing valuable perspectives with respect to business management and corporate governance issues.

Mr. Lewis was appointed as a director of the EQGP General Partner in April 2016. Mr. Lewis has served as the President and Chief Executive Officer of the POISE Foundation, a Pittsburgh-based charitable foundation, since 2002. From 1989 to 2002, Mr. Lewis held various positions with Ernst & Young LLP and Price Waterhouse LLP.

Mr. Lewis' service as President and Chief Executive Officer of the POISE Foundation provides senior management, community affairs and leadership experience. Moreover, Mr. Lewis obtained deep accounting and business experience during his career in public accounting. Mr. Lewis utilizes his senior management, business and accounting experience to provide valuable insights regarding business and accounting issues facing EQGP.

Mr. McNally was appointed as a director and as Senior Vice President and Chief Financial Officer of the EQGP General Partner in March 2016. Mr. McNally has served as a director and as Senior Vice President and Chief Financial Officer of the EQM General Partner and as Senior Vice President and Chief Financial Officer of EQT since March 2016. Mr. McNally has also served as a director and as Senior Vice President and Chief Financial Officer of the RMP General Partner since November 2017. Mr. McNally served as Executive Vice President and Chief Financial Officer of Precision Drilling Corporation (a publicly traded drilling services company) from July 2010 to March 2016.

Mr. McNally brings deep energy industry management, finance and operational experience to the Board, having served as Executive Vice President and Chief Financial Officer of Precision Drilling Corporation from July 2010 to March 2016. Mr. McNally also brings strong capital markets and mergers and acquisitions experience to the Board, having previously served as an investment banker with Simmons & Company International. Mr. McNally began his career with Schlumberger Limited, working in operations and sales. Mr. McNally's experiences enable him to provide insight to the Board with respect to accounting matters, financial markets, financing transactions, mergers and acquisitions and energy company operations.

Mr. Porges has served as Chairman of the Board of the EQGP General Partner since January 2015 and served as President and Chief Executive Officer of the EQGP General Partner from January 2015 through February 2017. Mr. Porges currently serves as the Executive Chairman of EQT and has held such position since March 2017. Mr. Porges was Chairman and Chief Executive Officer of EQT from December 2015 through February 2017, and was Chairman, President and Chief Executive Officer of EQT from May 2011 to December 2015. Mr. Porges has also served as Chairman of the Boards of Directors of the EQM General Partner and the RMP General Partner since January 2012 and November 2017, respectively. Mr. Porges served as President and Chief Executive Officer of the EQM General Partner from January 2012 through February 2017. As previously disclosed in EQT’s Form 8-K filed with the SEC on January 18, 2018, Mr. Porges intends to retire from his position as Executive Chairman of EQT on February 28, 2018.  Following that time, he will continue to serve as a non-executive Chairman of EQT’s board of directors.

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

Mr. Schlotterbeck has served as President and Chief Executive Officer of EQT, the EQM General Partner and the EQGP General Partner since March 2017, and as President and Chief Executive Officer of the RMP General Partner since November 2017. Mr. Schlotterbeck was appointed as a director of the EQGP General Partner in January 2015. Prior to being elected as Chief Executive Officer of EQT, Mr. Schlotterbeck served as President, EQT Corporation and President, Exploration

and Production from December 2015 to February 2017; Executive Vice President, EQT Corporation and President, Exploration and Production from December 2013 to December 2015; and Senior Vice President, EQT Corporation and President, Exploration and Production from April 2010 to December 2013. Mr. Schlotterbeck has also served as a director of EQT since January 2017, a director of the EQM General Partner since January 2017, and a director of the RMP General Partner since November 2017.

Mr. Schlotterbeck brings extensive business, senior management and natural gas industry experience to the Board, having held various senior management and petroleum engineering positions within the energy industry over the past 29 years. Mr. Schlotterbeck led EQT's production business from 2008 until his promotion to Chief Executive Officer. In his role, Mr. Schlotterbeck was responsible for, among other things, executing EQT's natural gas production growth strategy. Mr. Schlotterbeck's extensive industry knowledge and senior management experience enables him to bring valuable perspectives regarding the natural gas industry and business management issues.

Ms. Smith was appointed as Chief Accounting Officer of the EQGP General Partner in September 2016. Ms. Smith has also served as the Chief Accounting Officer of the EQM General Partner and EQT since September 2016 and as the Chief Accounting Officer of the RMP General Partner since November 2017. Ms. Smith served as Vice President and Controller of EQT’s midstream and commercial businesses from March 2013 to September 2016; and as Vice President and Controller of EQT’s midstream business from January 2013 to March 2013.

Mr. Thorington was appointed as a director of the EQGP General Partner in April 2015. Mr. Thorington has served as an independent director of EQT since September 2010. Mr. Thorington served as a director of QRE GP, LLC, the general partner of QR Energy, LP, an oil and natural gas production master limited partnership, from January 2011 through the acquisition of QR Energy, LP by Breitburn Energy Partners LP during November 2014. Mr. Thorington also served as a director of KMG Chemicals, Inc., a diversified chemical company, from May 2007 through December 2014, at which time he retired from the board at the conclusion of his then-current term. Prior to that, Mr. Thorington served as the Executive Vice President and Chief Financial Officer of Plains Exploration & Production Company, an energy company engaged in the upstream oil and gas business (now part of Freeport-McMoRan Inc.), from September 2002 through April 2006.

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

The Audit Committee consists of Messrs. Thorington (Chair) and Lewis and Ms. Fleming. Each member of the Audit Committee satisfies the independence requirements established by the NYSE and the Exchange Act and is financially literate.  Additionally, the Board has determined that each member of the Audit Committee qualifies as an "audit committee financial expert" as such term is defined under the SEC's regulations. This designation is a disclosure requirement of the SEC related to each Audit Committee member's experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose upon the Audit Committee members any duties, obligations or liabilities that are greater than those generally imposed on them as members of the Audit Committee and the Board.  As audit committee financial experts, each member of the Audit Committee also has the accounting or related financial management expertise required by the NYSE rules.

The Audit Committee assists the Board in its oversight of the integrity of EQGP's financial statements and compliance with legal and regulatory requirements and corporate controls. The Audit Committee has the sole authority to retain and terminate EQGP's independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by EQGP's independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and qualifications of EQGP's independent registered public accounting firm.

Conflicts Committee

The Conflicts Committee consists of Ms. Fleming (Chair) and Mr. Lewis. The Conflicts Committee, upon request by the EQGP General Partner, determines whether certain transactions, which may be deemed conflicts of interest, are in the best interests of EQGP. EQGP's partnership agreement does not require that the EQGP General Partner seek the approval of the Conflicts Committee for the resolution of any conflict. The members of the Conflicts Committee may not be officers or employees of the EQGP General Partner or directors, officers or employees of its affiliates, may not hold an ownership interest in the EQGP General Partner or its affiliates other than EQGP common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the EQGP General Partner or EQGP, and must meet the independence standards established by the NYSE and the Exchange Act to serve on the Audit Committee. Any matters approved by the Conflicts Committee in good faith will be deemed to be approved by all of EQGP's partners and not a breach by the EQGP General Partner of any duties it may owe EQGP or its unitholders. Any unitholder challenging any matter approved by the Conflicts Committee will have the burden of proving that the members of the Conflicts Committee did not subjectively believe that the matter was in the best interests of EQGP. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where the EQGP General Partner (or any members of the Board including any member of the Conflicts Committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith.

Governance Principles

EQGP has adopted a code of business conduct and ethics applicable to all directors, officers, employees, and other personnel of EQGP and its subsidiaries, as well as EQGP's suppliers, vendors, agents, contractors and consultants. The code of business conduct and ethics, along with EQGP's corporate governance guidelines and Audit Committee charter, are posted on EQGP's website, www.eqtmidstreampartners.com (accessible under the "Governance" caption of the "Investors" page), and a printed copy of any of these documents will be delivered free of charge on request by writing to the Corporate Secretary of the EQGP General Partner by mail or courier service c/o EQT GP Services, LLC, 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222, Attn: Corporate Secretary. EQGP intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of business conduct and ethics by posting such information on EQGP's website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the directors and executive officers of the EQGP General Partner and all persons who beneficially own more than 10% of EQGP's common units file initial reports of ownership and reports of changes in ownership of EQGP's common units with the SEC. As a practical matter, EQGP assists the directors and executive officers of the EQGP General Partner by monitoring transactions and completing and filing Section 16 reports on their behalf.

 Based solely upon EQGP's review of copies of filings or written representations from the reporting persons, EQGP believes that all reports for the executive officers and directors of the EQGP General Partner and persons who beneficially own more than 10% of EQGP's common units that were required to be filed under Section 16(a) of the Exchange Act in 2017 were filed on a timely basis.

Item 11. Executive Compensation

Compensation Discussion and Analysis

EQGP is managed by the executive officers of the EQGP General Partner, who are also executive officers of the EQM General Partner (which manages EQM). Because EQGP’s only cash-generating assets are partnership interests in EQM, EQGP expects that the executive officers of the EQGP General Partner will devote more of their time to EQM's business than to EQGP’s business. Neither the EQGP General Partner nor the EQM General Partner directly employs any of the persons responsible for managing their respective businesses. Rather, EQT employs all of the individuals who service EQGP’s and EQM's businesses, including the executive officers of the EQGP General Partner and the EQM General Partner, and these individuals devote such portion of their productive time to EQGP’s and EQM's businesses and affairs as is required to manage and conduct EQGP's and EQM's respective operations.

Neither EQGP nor the EQGP General Partner has a compensation committee. All decisions as to the compensation of the executive officers of the EQGP General Partner are made by the Management Development and Compensation Committee of the Board of Directors of EQT (the EQT MDC Committee). Therefore, neither EQGP nor the EQGP General Partner has any policies or programs relating to compensation, and neither EQGP nor the EQGP General Partner make decisions relating to compensation, though from time to time the Board of Directors of the EQGP General Partner may be asked to approve awards granted under the EQT GP Services, LLC 2015 Long-Term Incentive Plan. We expect any such future awards to be previously approved by the EQT MDC Committee as part of the executive’s total EQT compensation. None of the executive officers of the EQGP General Partner have employment agreements with the EQGP General Partner or EQGP or are otherwise specifically compensated for their service as an executive officer of the EQGP General Partner.

EQGP and EQM reimburse EQT for salaries, long- and short- term incentives and related benefits and expenses for the employees of EQT who provide services to EQGP and EQM, respectively, pursuant to the terms of EQGP’s and EQM’s respective omnibus agreements. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence-Agreements between EQGP and EQT-Omnibus Agreement" and "Certain Relationships and Related Transactions, Director Independence-Agreements between EQM and EQT-Omnibus Agreement."

The disclosure below relates to the compensation of the executive officers of the EQM General Partner, who, other than Messrs. Ashcroft and Crawford and Ms. Hyland, are also executive officers of the EQGP General Partner. The executive officers of the EQM General Partner are also executive officers of EQT. The compensation described is the compensation paid to such individuals by EQT for their services to EQT, the EQGP General Partner, the EQM General Partner and, in the case of Messrs. Schlotterbeck, McNally, and Ashcroft, and Ms. Smith, the RMP General Partner.

A discussion of EQT's compensation policies and programs as they apply to (a) Messrs. Schlotterbeck, McNally, Ashcroft, Porges, and Crawford and Ms. Hyland will be set forth in EQT’s Proxy Statement for its 2018 Annual Shareholders Meeting or in an amendment to EQT’s Annual Report on Form 10-K for the year ended December 31, 2017 (in either case, EQT’s Disclosure Document) and (b) Ms. Smith is set forth in EQM's Annual Report on Form 10-K for the year ended December 31, 2017 (EQM's 2017 Annual Report). Accordingly, please see EQT’s Disclosure Document for the Compensation Discussion and Analysis with respect to the named executive officers of EQT and EQM's 2017 Annual Report for the Compensation Discussion and Analysis with respect to Ms. Smith.

EQM’s 2017 Annual Report will be available upon its filing (expected not later than February 28, 2018) on the SEC’s website at www.sec.gov and on EQM’s website at www.eqtmidstreampartners.com by clicking on the “Investors” link on the main page followed by the “SEC Filings” link. EQT’s Disclosure Document will be available upon its filing (expected not later than April 30, 2018) on the SEC’s website and on EQT’s website at www.eqt.com by clicking on the “Investors” link on the main page followed by the “SEC Filings” link. EQM’s 2017 Annual Report and EQT’s Disclosure Document will also be available free of charge upon request by a unitholder to the Corporate Secretary of the EQGP General Partner by mail or courier service c/o EQT GP Services, LLC, 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222, Attn: Corporate Secretary.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The board of directors of EQT GP Services, LLC includes:

David L. Porges
Steven T. Schlotterbeck
Kimberly T. Fleming
Lewis B. Gardner
Mark S. Lewis
Robert J. McNally
Stephen A. Thorington

Compensation Tables

The Summary Compensation Table below reflects the total compensation of the principal executive officer (including David L. Porges who was the principal executive officer through February 28, 2017 and Steven T. Schlotterbeck who was the principal executive officer for the balance of the year), the principal financial officer, the two other executive officers of the EQM General Partner who were serving as executive officers at the end of 2017, Randall L. Crawford who was Executive Vice President and Chief Operating Officer until February 28, 2017, and M. Elise Hyland who was Senior Vice President and Chief Operating Officer from February 28, 2017 through August 7, 2017 (the named executive officers) for services rendered to all EQT-related entities, including EQM, the EQM General Partner, EQGP, the EQGP General Partner, RMP, the RMP General Partner and EQT, as applicable. The compensation information set forth in this Item 11, "Executive Compensation," was provided by EQT.

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN COMPENSATION	ALL OTHER COMPENSATION	TOTAL
		($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	($)
S.T. Schlotterbeck President and Chief Executive Officer	2017	703,945	—	4,208,670	1,042,944	2,000,000	250,926	8,206,485

R.J. McNally Senior Vice President and Chief Financial Officer	2017	466,238	—	2,072,314	511,108	725,000	223,157	3,997,817
	2016	323,550	500,000	3,008,725	692,265	660,000	53,837	5,238,377

J.J. Ashcroft III Senior Vice President and Chief Operating Officer	2017	194,202	500,000	2,150,498	—	—	49,222	2,893,922

J.S. Smith Chief Accounting Officer	2017	242,249	—	403,698	—	250,000	28,594	924,541
	2016	214,298	—	299,280	—	230,000	29,969	773,547

D.L. Porges Former President and Chief Executive Officer	2017	850,000	500,000	—	—	—	402,083	1,752,083
	2016	850,000	—	4,926,468	1,133,118	2,500,000	369,062	9,778,648
	2015	850,000	1,000,000	6,690,025	1,072,610	2,100,000	393,613	12,106,248
R.L. Crawford Former Executive Vice President and Chief Operating Officer	2017	93,146	—	—	—	—	3,615,280	3,708,426
	2016	463,501	—	1,524,254	350,658	940,000	217,021	3,495,434
	2015	460,905	500,000	2,936,499	471,630	900,000	200,457	5,469,491
M.E. Hyland Former Senior Vice President and Chief Operating Officer	2017	430,908	—	1,833,664	319,140	545,700	132,291	3,261,703

(1)	Each named executive officer's annual base salary is paid over 26 equal pay periods each year.

(2)
The amounts for 2017 in this column reflect Messrs. Ashcroft and Porges’ bonuses for 2017. See "Ashcroft and Porges Bonuses" under the caption "Narrative Disclosure to Summary Compensation Table and 2017 Grants of Plan Based Awards Table" below for further discussion Messrs. Ashcroft and Porges’ bonuses.

(3)
This column reflects the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 using the assumptions described in Note 18 to EQT's Consolidated Financial Statements, which is included in EQT's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 15, 2018. Pursuant to SEC rules, the amounts shown in the Summary Compensation Table for awards subject to performance conditions are based on the probable outcome as of the date of grant and exclude the impact of estimated forfeitures. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of the awards granted in 2017 would have been $5,268,171 for Mr. Schlotterbeck; $2,598,107 for Mr. McNally; $753,174 for Ms. Smith; and $2,601,221 for Ms. Hyland.

See "Narrative Disclosure to Summary Compensation Table and 2017 Grants of Plan-Based Awards Table" below for further discussion of the 2017 Incentive PSU Program, the 2017 Value Driver PSU Program, and the 2017 EQT Restricted Share and Unit Awards.

(4)
This column reflects the grant date fair values of EQT stock option awards granted on January 1, 2015, January 1, 2016, January 1, 2017, and March 1, 2017 calculated using a Black-Scholes option pricing model using the assumptions described in Note 18 to EQT's Consolidated Financial Statements, which is included in EQT's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 15, 2018.

See "Option Awards -EQT 2017 Options" under the caption "Narrative Disclosure to Summary Compensation Table and 2017 Grants of Plan-Based Awards Table" below for further discussion of the EQT 2017 options.

(5)
This column reflects the dollar value of annual incentive compensation earned under the EQT Executive STIP (as defined and described under the caption "Narrative Disclosure to Summary Compensation Table and 2017 Grants of Plan-Based Awards Table" below) for Messrs. Schlotterbeck and McNally and Mses. Smith and Hyland, for the applicable plan year. See "Non-Equity Incentive Plan Compensation - EQT Executive Short Term Incentive Plan (EQT Executive STIP)" under the caption "Narrative Disclosure to Summary Compensation Table and 2017 Grants of Plan-Based Awards Table" below for further discussion of the EQT Executive STIP for the 2017 plan year.

(6)
This column includes the dollar value of premiums paid by EQT for group life, accidental death and dismemberment insurance, EQT's contributions to the 401(k) plan and the 2006 Payroll Deduction and Contribution Program, perquisites, and in the case of Mr. Crawford, payments required under his transition agreement in connection with his termination of employment for good reason. For 2017, these amounts were as follows:

	INSURANCE	401(K) CONTRIBUTIONS	2006 PAYROLL DEDUCTION AND CONTRIBUTION PROGRAM	OTHER	PERQUISITES (SEE BELOW)	TOTAL
NAME	($)	($)	($)	($)	($)	($)
S.T. Schlotterbeck	1,710	24,000	182,055	—	43,161	250,926
R.J. McNally	1,083	18,000	90,261	—	113,813	223,157
J.J. Ashcroft III	505	18,000	—	—	30,717	49,222
J.S. Smith	554	18,000	—	—	10,040	28,594
D.L. Porges	1,938	16,200	327,200	—	56,745	402,083
R.L. Crawford	1,058	18,000	103,400	3,465,108	27,714	3,615,280
M.E. Hyland	1,026	24,000	60,682	—	46,583	132,291

Once 401(k) contributions for each executive (except Ms. Smith) reach the maximum level permitted under the 401(k) plan, EQT contributions are continued on an after-tax basis under the 2006 Payroll Deduction and Contribution Program through an annuity program offered by Fidelity Investments Life Insurance Co. Each year, EQT also contributes an amount equal to 11% of the annual incentive awards for each executive (except Ms. Smith) to such program (because Mr. Ashcroft did not receive an annual incentive award for 2016, he did not receive the 11% contribution in 2017).

Amounts in the perquisite column include the following:

•	For each executive (except Ms. Smith) an amount intended to cover the annual cost of acquiring, maintaining and insuring a car.

•
For each executive (except Ms. Smith) the entire cost of country and dining club dues, although EQT believes that only a portion of the cost represents a perquisite. For Mr. McNally this amount includes $69,859 for country club initiation fees and dues.

•	The actual cost to EQT of providing to each executive financial planning and tax preparation services.

•
The actual cost to EQT for providing an executive physical benefit, which includes preferred access to healthcare professionals and related services for each named executive officer and, in the case of each executive (except Ms. Smith), their spouses.

•
For Messers. Schlotterbeck, Ashcroft, Porges, and Crawford, this amount also includes the actual cost to EQT in connection with travel assistance services procured by EQT for the benefit of the executives and their families.

•	For Mr. McNally this amount includes the cost of his family accompanying him on a business flight chartered by EQT.

•	For Mr. Ashcroft this amount includes expenses related to his relocation to Pittsburgh in excess of the amount generally available to employees.

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

2017 Grants of Plan-Based Awards Table

				ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS; NUMBER OF SHARES OF STOCK OR UNITS	ALL OTHER OPTION AWARDS; NUMBER OF SECURITIES UNDERLYING OPTIONS	EXERCISE OR BASE PRICE OF OPTION AWARDS	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS
NAME	TYPE OF AWARD	GRANT DATE	APPROVAL DATE	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM
	(1)			($)	($) (2)	($) (2)	(#)	(#) (3)	(#) (3)	(#) (4)	(#)	($/SH)	($)
S.T. Schlotterbeck	ESTIP	—	—	—	850,000	5,000,000	—	—	—	—	—	—	—
	PSU	1/1/2017	12/6/2016	—	—	—	—	34,410	103,230	—	—	—	3,083,136
	SO	1/1/2017	12/6/2016	—	—	—	—	—	—	—	58,200	65.40	1,042,944
	RS	1/1/2017	12/6/2016	—	—	—	—	—	—	17,210	—	—	1,125,534

R. J. McNally	ESTIP	—	—	—	356,250	5,000,000	—	—	—	—	—	—	—
	PSU	1/1/2017	12/6/2016	—	—	—	—	15,300	45,900	—	—	—	1,370,880
	PSU	3/1/2017	2/7/2017	—	—	—	—	1,670	5,010	—	—	—	149,632
	SO	1/1/2017	12/6/2016	—	—	—	—	—	—	—	25,900	65.40	464,128
	SO	3/1/2017	2/7/2017	—	—	—	—	—	—	—	2,900	59.89	46,980
	RS	1/1/2017	12/6/2016	—	—	—	—	—	—	7,650	—	—	500,310
	RS	3/1/2017	2/7/2017	—	—	—	—	—	—	840	—	—	51,492

J.J. Ashcroft, III	RS	8/7/2017	7/28/2017	—	—	—	—	—	—	34,430	—	—	2,150,498

J.S. Smith	ESTIP	—	—	—	102,360	5,000,000	—	—	—	—	—	—	—
	PSU	1/1/2017	12/6/2016	—	—	—	—	1,440	4,320	—	—	—	121,824
	RS	1/1/2017	12/6/2016	—	—	—	—	—	—	1,440	—	—	94,176
	VDA	1/1/2017	12/6/2016	—	—	—	—	2,870	8,610	—	—	—	187,698

M.E. Hyland	ESTIP	—	—	—	337,500	5,000,000	—	—	—	—	—	—	—
	PSU	1/1/2017	12/6/2016	—	—	—	—	1,600	4,800	—	—	—	135,360
	PSU	3/1/2017	2/7/2017	—	—	—	—	11,510	34,530	—	—	—	1,031,296
	SO	3/1/2017	2/7/2017	—	—	—	—	—	—	—	19,700	59.89	319,140
	RS	1/1/2017	12/6/2016	—	—	—	—	—	—	1,600	—	—	104,640
	RS	3/1/2017	2/7/2017	—	—	—	—	—	—	5,760	—	—	353,088
	VDA	1/1/2017	12/6/2016	—	—	—	—	3,200	9,600	—	—	—	209,280

(1)	Type of Award:
PSU     =     2017 Incentive PSU Program Awards
ESTIP     =    EQT Executive STIP for the 2017 Plan Year
SO     =     EQT Stock Options
RS    =    EQT Restricted Share and Unit Awards
VDA    =    2017 Value Driver PSU Program

(2)
These columns reflect the annual incentive award target and maximum amounts payable under the EQT Executive STIP for the 2017 plan year. Under the EQT Executive STIP, a formula based on adjusted 2017 EQT EBITDA compared to EQT's business plan establishes the maximum payment from which the EQT MDC Committee typically exercises its discretion downward in determining the actual payment. The payout amounts could range from no payment, to the percentage of base salary identified as the target annual incentive award (target), to $5 million (maximum). See "Non-Equity Incentive Plan Compensation - EQT Executive Short-Term Incentive Plan (EQT Executive STIP)" under the caption "Narrative Disclosure to Summary Compensation Table and 2017 Grants of Plan-Based Awards Table" below for further discussion of the EQT Executive STIP for the 2017 plan year.

(3)
These columns reflect the target and maximum number of units payable under the 2017 Incentive PSU Program and the 2017 Value Driver PSU Program. Under the 2017 Incentive PSU Program, the performance measures are EQT's total shareholder return (TSR) over the period January 1, 2017 through December 31, 2019, as ranked among the comparably measured TSR of an industry peer group, and EQT's compound annual production sales volume growth. The payout amounts for the 2017 Incentive PSU Program could range from 0% of units granted, to 100% of units granted (target), to 300% of units granted (maximum), dependent upon the satisfaction of the performance measures over the performance period. Under the 2017 Value Driver PSU Program, the performance metric is adjusted 2017 EQT EBITDA compared to EQT's business plan. The 2017 Value Driver PSU Program payout amounts could range from 0% of awards granted, to 100% of awards granted (target), to 300% of awards granted (maximum), dependent upon adjusted 2017 EQT EBITDA compared to EQT's 2017 business plan. See "Stock Awards - EQT 2017 Incentive Performance Share Unit Program (2017 Incentive PSU Program)" and "Stock Awards - EQT 2017 Value Driver Performance Share Unit Award Program (2017 Value Driver PSU Program)" under the caption "Narrative Disclosure to Summary Compensation Table and 2017 Grants of Plan-Based Awards Table" below for further discussion of the 2017 Incentive PSU Program and the 2017 Value Driver PSU Program.

(4)
This column reflects the number of time-based restricted EQT shares and/or EQT share units granted to the named executive officers. See "Stock Awards - 2017 EQT Restricted Share and Unit Awards" under the caption "Narrative Disclosure to Summary Compensation Table and 2017 Grants of Plan-Based Awards Table" below for further discussion of the 2017 EQT Restricted Share and Unit Awards.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND 2017 GRANTS OF PLAN-BASED AWARDS TABLE

Set forth below is a discussion of the material elements of compensation paid to our named executive officers as reflected in the Summary Compensation Table and the 2017 Grants of Plan-Based Awards Table. Such discussion contains statements regarding future EQT performance targets and goals. These targets and goals are disclosed in the limited context of EQT’s compensation programs, may have been established one or more years ago, and should not be understood to be statements of EQT’s expectations or estimates of future company results or other guidance. EQGP specifically cautions investors not to apply these statements in other contexts. This discussion should be read in conjunction with the Summary Compensation Table and the 2017 Grants of Plan-Based Awards Table above.

Base Salary

The base salary for each named executive officer reflected in the Summary Compensation Table above is the base salary actually earned and reflects a proportionate amount of any increase made during the applicable year.

Non-Equity Incentive Plan Compensation - EQT Executive Short-Term Incentive Plan (EQT Executive STIP)

Messrs. Schlotterbeck and McNally and Mses. Smith and Hyland participated in the EQT Executive STIP. Before or at the start of each year, the EQT MDC Committee establishes the performance measure for determining awards under the EQT Executive STIP. This performance measure establishes the maximum annual incentive award that the EQT MDC Committee may approve as "performance-based compensation" subject to the shareholder approved individual limit set forth in the EQT Executive STIP, but does not set an expectation for the amount of annual incentive that will actually be paid. The EQT MDC Committee is permitted to exercise, and has generally exercised, downward discretion in determining the actual payout under the annual incentive plan. The EQT MDC Committee may not exercise upward discretion. The performance measure approved for the EQT Executive STIP for the 2017 plan year was adjusted 2017 EQT EBITDA (a non-GAAP financial measure calculated as set forth in Exhibit 99.3 to this Form 10-K), compared to EQT's 2017 business plan, as follows:

ADJUSTED 2017 EQT EBITDA COMPARED TO BUSINESS PLAN	PERCENTAGE OF ADJUSTED 2017 EQT EBITDA AVAILABLE FOR EQT EXECUTIVE OFFICER 2017 ANNUAL INCENTIVE AWARDS
At or above plan	2%
5% below plan	1.5%
25% below plan	1%
Greater than 25% below plan	No bonus

The percentage of adjusted 2017 EQT EBITDA available for eligible executive officer annual incentives was interpolated between levels and capped at 2%. Actual adjusted 2017 EQT EBITDA of $1,537 million exceeded plan by approximately 0.1%, which allowed the EQT MDC Committee to award annual incentives to EQT's eight eligible executive officers in an aggregate amount of $30.7 million, subject to a $5 million cap per executive officer. The EQT MDC Committee exercised its discretion to pay each eligible named executive officer a lesser amount based on the individual's 2017 target award and 2017 performance on EQT, business unit and individual value drivers.

The EQT Executive STIP provides that the annual awards will be paid in cash, subject to EQT MDC Committee discretion to pay in equity. The EQT MDC Committee typically considers settling awards in equity rather than cash only when an executive has not satisfied the applicable equity ownership guidelines.

Stock Awards - EQT 2017 Incentive Performance Share Unit Program (2017 Incentive PSU Program)

Awards under the 2017 Incentive PSU Program were granted on January 1 and March 1, 2017. The performance measures for the 2017 Incentive PSU Program are:

•	EQT's TSR over the period January 1, 2017 through December 31, 2019, as ranked among the comparably measured TSR of an industry peer group; and

•	EQT's compound annual production sales volume growth over the performance period.

The payout opportunity under the 2017 Incentive PSU Program ranges from no payout to three times the target award. The payout matrix and peer group for the 2017 Incentive PSU Program will be set forth in EQT's Disclosure Document. If earned, and contingent upon continued service with EQT through the payment date, the share units granted on January 1 to Mses. Smith and Hyland are expected to be distributed in cash in an amount equal to the target award (including accrued dividends) multiplied by the applicable payout multiple and by the closing price of EQT's common stock on December 31, 2019 and the other share units are expected to be distributed in shares of EQT common stock equal to the target award (including accrued dividends) multiplied by the applicable payout multiple.

Stock Awards - EQT 2017 Value Driver Performance Share Unit Award Program (2017 Value Driver PSU Program)

Awards under the 2017 Value Driver PSU Program were granted on January 1, 2017. Mses. Smith and Hyland were the only named executive officers awarded performance awards under the 2017 Value Driver PSU Program. The performance measure for the 2017 Value Driver PSU Program was adjusted 2017 EQT EBITDA compared to EQT's 2017 business plan. The payout opportunity under the 2017 Value Driver PSU Program was:

•	no payout if the adjusted 2017 EQT EBITDA was less than EQT's business plan; or

•
three times the number of target awards granted if the adjusted 2017 EQT EBITDA equaled or exceeded EQT's business plan, subject to the EQT MDC Committee's discretion to determine that a lower performance multiple applied. In exercising its discretion the EQT MDC Committee was to consider and be guided by performance on EQT, business unit, and individual value drivers.

Adjusted 2017 EQT EBITDA was $1,537 million, which satisfied the threshold performance goal and allowed the EQT MDC Committee to confirm performance awards equal to 3.0X each participating named executive officer's target award.

Fifty percent of the confirmed performance awards (including accrued dividends) are expected to vest and be distributed in cash in the first quarter of 2018, and the remainder is expected to vest and be distributed in cash in the first quarter of 2019, contingent upon continued service with EQT through the payment date. A reconciliation of adjusted 2017 EQT EBITDA to EQT’s net income, the most directly comparable GAAP financial measure, as well as other important disclosures regarding non-GAAP financial measures are set forth in Exhibit 99.3 to this Form 10-K.

Stock Awards - 2017 EQT Restricted Share and Unit Awards

EQT restricted shares were awarded on January 1, 2017 to Messrs. Schlotterbeck and McNally, on March 1, 2017 to Mr. McNally and Ms. Hyland, and on August 7, 2017 to Mr. Ashcroft. EQT restricted share units were awarded on January 1, 2017 to Ms. Smith and Ms. Hyland. The EQT restricted share and unit awards will vest on the third anniversary of the applicable grant date, contingent upon continued service with EQT through such date. If earned, the restricted shares will be distributed in shares of EQT common stock (including accrued dividends), and the restricted units will be distributed in cash in an amount equal to the awarded units (including accrued dividends) multiplied by the closing price of EQT's common stock on the business day preceding the vesting date for restricted shares and December 31, 2019 for restricted units.

Option Awards - EQT 2017 Options

Options for EQT common stock were awarded to Messrs. Schlotterbeck and McNally on January 1, 2017 with an exercise price of $65.40. Options for EQT common stock were awarded to Mr. McNally and Ms. Hyland on March 1, 2017 with an exercise price of $59.89. The options granted on January 1, 2017 expire on January 1, 2027 and vest on January 1, 2020, while the options granted on March 1, 2017 expire on March 1, 2027 and vest on March 1, 2020. In all cases, vesting is contingent upon continued service with EQT through the vesting date.

Ashcroft and Porges Bonuses

In connection with his agreement to become Senior Vice President, EQT and President, Midstream, and also Senior Vice President and Chief Operating Officer of the EQM General Partner in August 2017, Mr. Ashcroft negotiated a guaranteed bonus for 2017 of $482,740. The EQT MDC Committee granted Mr. Ashcroft an additional bonus of $17,260 and Mr. Porges a bonus of $500,000 for 2017.

Retirement Benefits

The named executive officers of the EQM General Partner and the EQGP General Partner participate in employee benefit plans and arrangements sponsored by EQT. EQT provides full discussion of its plans and arrangements in its filings with the SEC, including its annual proxy statement relating to the annual meeting of the shareholders of EQT, which filings are available on the SEC's website at www.sec.gov and on EQT's website at www.EQT.com on the "SEC Filings" page under the "Investors Relations" tab. The Corporate Secretary of the EQGP General Partner will also provide a copy to you free of charge upon request.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects all outstanding EQT equity awards as of December 31, 2017. The named executive officers had no outstanding EQM, EQGP or RMP equity awards as of December 31, 2017.

OPTION AWARDS					EQUITY AWARDS
	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE	OPTION EXERCISE PRICE	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED
	(#)	(#) (1)	($)		(#) (2)	($) (3)	(#) (4)	($) (5)
S.T. Schlotterbeck	44,800	—	54.79	1/1/2022	17,245	981,585	74,718	4,252,949
	44,100	—	58.98	1/1/2023	—	—	130,005	7,399,885
	26,300	—	89.78	1/1/2024	—	—	103,440	5,887,805
	—	28,200	75.70	1/1/2025	—	—	—	—
	—	48,400	52.13	1/1/2026	—	—	—	—
	—	58,200	65.40	1/1/2027	—	—	—	—

R.J. McNally	—	39,900	63.33	1/1/2026	7,665	436,292	106,941	6,087,082
	—	25,900	65.40	1/1/2027	841	47,870	45,993	2,617,922
	—	2,900	59.89	3/1/2027	—	—	5,019	285,681

J.J. Ashcroft, III	—	—	—	—	34,464	1,961,691	—	—

J.S. Smith	—	—	—	—	2,506	142,642	2,082	118,507
	—	—	—	—	1,443	82,136	3,012	171,443
	—	—	—	—	1,433	81,566	4,329	246,407
	—	—	—	—	—	—	8,628	491,106

D.L. Porges	105,800	—	54.79	1/1/2022	—	—	143,010	8,140,129
	92,400	—	58.98	1/1/2023	—	—	210,141	11,961,226
	47,600	—	89.78	1/1/2024	—	—	—	—
	—	53,900	75.70	1/1/2025	—	—	—	—
	—	78,200	52.13	1/1/2026	—	—	—	—

R.L. Crawford	44,800	—	54.79	1/1/2022	—	—	62,772	3,572,982
	44,100	—	58.98	1/1/2023	—	—	65,019	3,700,881
	24,600	—	89.78	1/1/2024	—	—	—	—
	23,700	—	75.70	1/1/2025	—	—	—	—
	24,200	—	52.13	1/1/2026	—	—	—	—

M.E. Hyland	6,100	—	58.98	1/1/2023	1,603	91,243	14,448	822,380
	—	19,700	59.89	3/1/2027	5,769	328,371	16,926	963,428
	—	—	—	—	8,462	481,657	4,809	273,728
	—	—	—	—	—	—	34,584	1,968,521
	—	—	—	—	—	—	9,618	547,457

(1)
The options reflected in this column are EQT options which vest according to the following schedule: the options expiring in 2025 vested on January 1, 2018, the options expiring on January 1, 2026 will vest on January 1, 2019, the options expiring on January 1, 2027 will vest on January 1, 2020, and the options expiring on March 1, 2027 will vest on March 1, 2020, except that Mr. Crawford's outstanding unvested options vested pursuant to his transition agreement. The vesting of option awards may accelerate.

See "Potential Payments Upon Termination or Change of Control" below for a discussion of, among other things, a revised vesting schedule and circumstances under which the vesting of an award will accelerate.

(2)
This column reflects (i) Ms. Smith's 2016 EQT restricted share unit award (including accrued dividends); (ii) the 2017 EQT Restricted Share and Unit Awards (including accrued dividends) and (iii) with respect to Mses. Smith and Hyland, the second tranche of the EQT Corporation 2016 Value Driver Performance Share Unit Award Program (2016 Value Driver PSU Program) (including accrued dividends). Ms. Smith's 2016 EQT restricted share unit award was granted on September 14, 2016 and is expected to vest on September 14, 2019, contingent upon continued service through such date. The 2017 EQT Restricted Share and Unit Awards were granted on January 1, March 1, and August 7, 2017 and are expected to vest on January 1, March 1, and August 7, 2020, respectively, contingent upon continued service through such dates. Performance awards under the EQT Corporation 2016 Value Driver PSU Program were confirmed as of January 31, 2017, and the second tranche of such awards converted to time-based restricted share units and vest upon payment which is expected to occur in the first quarter of 2018 contingent upon continued service through the payment date. The vesting of Ms. Smith's 2016 EQT restricted share unit award, the 2017 EQT Restricted Share and Unit Awards and the second tranche of the EQT Corporation 2016 Value Driver PSU Program may accelerate. See "Potential Payments Upon Termination or Change of Control" below for a discussion of, among other things, circumstances under which the vesting of an award will accelerate.

(3)
This column reflects the payout value at December 31, 2017 of Ms. Smith's 2016 EQT restricted share unit award; the 2017 EQT Restricted Share and Unit Awards and the second tranche of the 2016 Value Driver PSU Program (including in each case accrued dividends) determined by multiplying the number of shares or units, as applicable, shown in the column to the left by $56.92, the closing price of EQT's common stock on December 29, 2017. The actual payout value depends upon EQT's stock price: (i) on August 31, 2019 for Ms. Smith’s 2016 EQT restricted share unit award; (ii) December 31, 2019 for the 2017 EQT Restricted Unit Awards; and (iii) the day prior to vesting for the 2017 EQT Restricted Share Awards.

(4)
This column reflects performance units awarded but that had not yet vested at December 31, 2017 pursuant to the 2015 Executive Performance Incentive Program (2015 Incentive PSU Program), the 2016 Incentive Performance Share Unit Program (2016 Incentive PSU Program), the 2017 Incentive PSU Program, and the 2017 Value Driver PSU Program (including in each case accrued dividends). The number of performance units under all programs reflect maximum award levels because, through December 31, 2017, payout was projected above the target level for each program. Awards under the 2015 Incentive PSU Program and the first tranche of the 2017 Value Driver PSU Program will vest upon payment which is expected to occur in the first quarter of 2018, contingent upon continued service through such date. Prior to such date, payment of such awards may accelerate. Awards under the 2016 Incentive PSU Program, the 2017 Incentive PSU Program and the second tranche of the 2017 Value Driver PSU Program do not vest until payment following the end of the respective performance periods, contingent upon continued service through such dates, and such vesting may accelerate. See "Potential Payments Upon Termination or Change of Control" below for a discussion of, among other things, circumstances under which the vesting of an award will accelerate.

(5)
This column reflects the payout values at December 31, 2017 of unearned performance units granted under the 2015 Incentive PSU Program, the 2016 Incentive PSU Program, the 2017 Incentive PSU Program, and the 2017 Value Driver PSU Program (including in each case accrued dividends). The payout values are determined by multiplying the number of units as shown in the column to the left by $56.92, the closing price of EQT's common stock on December 29, 2017. The actual payout values under the programs depends upon, among other things, EQT's actual performance through the end of the applicable performance periods and EQT's closing stock price on: (i) the day prior to vesting for the 2015 Incentive PSU Program and the portions of the 2016 Incentive PSU Program and the 2017 Incentive PSU Program that are distributed in EQT shares; (ii) December 29, 2017 with respect to the first tranche of the 2017 Value Driver PSU Program; (iii) December 31, 2018 with respect to the second tranche of the 2017 Value Driver PSU Program and the portion of the 2016 Incentive PSU Program that is distributed in cash; and (iv) December 31, 2019 for the portion of the 2017 Incentive PSU Program that is distributed in cash.

Option Exercises and Stock Vested

The following table reflects the EQT stock options exercised by the named executive officers during 2017 and the named executive officers' performance awards that vested during 2017.

	OPTION AWARDS		STOCK AWARDS
	NUMBER OF EQT SHARES ACQUIRED ON EXERCISE	VALUE REALIZED ON EXERCISE	NUMBER OF EQT SHARES/EQM UNITS ACQUIRED ON VESTING	VALUE REALIZED ON VESTING
NAME	(#)	($) (1)	(#) (2)	($) (3)
S.T. Schlotterbeck	38,500	391,160	30,618	1,905,947
R.J. McNally	—	—	7,914	457,093
J.J. Ashcroft, III	—	—	—	—
J.S. Smith	—	—	4,276	272,067
D.L. Porges	76,700	806,884	55,396	3,448,395
R.L. Crawford	38,500	475,860	28,575	1,778,792
M.E. Hyland	—	—	23,397	1,492,809

(1)
The value realized on exercise is calculated as the difference between the market price of the shares of EQT common stock underlying the options at exercise and the applicable exercise price of those options.

(2)
This column reflects the aggregate number of performance awards (including accrued dividends) that vested in 2017 under (a) the 2014 Executive Performance Incentive Program (2014 Incentive PSU Program) for Messrs. Schlotterbeck, Porges, and Crawford, and Mses. Smith and Hyland, (b) the first tranche of the 2016 Value Driver PSU Program for Mses. Smith and Hyland, and (c) the second tranche of the 2015 Value Driver Performance Share Unit Award Program (2015 Value Driver PSU Program) for Mses. Smith and Hyland.  The performance awards under the 2014 Incentive PSU Program and the second tranche of the 2015 Value Driver PSU Program vested and were distributed in EQT common stock, while first tranche of the 2016 Value Driver PSU Program vested and was distributed in cash. This column also reflects a 2016 restricted share award (including accrued dividends) to Mr. McNally.

(3)
This column reflects the value realized upon the vesting of awards under the 2014 Incentive PSU Program, the first tranche of the 2016 Value Driver PSU Program, the second tranche of the 2015 Value Driver PSU Program and Mr. McNally's 2016 EQT restricted share award (including in each case accrued dividends).  In the case of the 2014 Incentive PSU Program, the second tranche of the 2015 Value Driver PSU Program and Mr. McNally's 2016 EQT restricted share award, the value realized on vesting was calculated based upon the number of awards that vested and the closing price of EQT's common stock on the date of vesting. In the case of the 2016 Value Driver PSU Program, the value realized on vesting was calculated based upon the number of awards that vested and the closing price of EQT's common stock on December 30, 2016.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

EQT Agreements and Plans

EQT maintains and has entered into certain agreements and plans (including those described above in "Narrative Disclosure to Summary Compensation Table and 2017 Grants of Plan-Based Awards Table") that require EQT to provide compensation to the named executive officers, among others, in the event of a termination of employment or a change of control of EQT.

Agreements with the Named Executive Officers

Descriptions of the circumstances which trigger payments and benefits, the benefits that would be provided, how payment and benefit levels are determined and the material conditions and obligations applicable to the receipt of payments or benefits in the event of a termination of employment or a change of control of EQT under EQT's agreements with Messrs. Schlotterbeck, McNally, Ashcroft, Porges, and Crawford and Ms. Hyland will be described in EQT's Disclosure Document. EQT's SEC filings are available on the SEC's website at www.sec.gov and on EQT's website at www.EQT.com on the "SEC Filings" page under the "Investors Relations" tab. The Corporate Secretary of the EQGP General Partner will also provide a copy to you free of charge upon request.

Ms. Smith's Agreement

In connection with Ms. Smith's promotion to Chief Accounting Officer in 2016, EQT entered into an amended and restated confidentiality, non-solicitation and non-competition agreement with Ms. Smith. In the agreement, Ms. Smith agreed, among other things, to the following restrictive covenants:

•	restrictions on competition (12 months);

•	restrictions on customer solicitation (12 months); and

•	restrictions on employee, consultant, vendor or independent contractor recruitment (36 months).

The agreement provides for severance payments and benefits to Ms. Smith in the event of a termination of employment by EQT without "cause" or by Ms. Smith for "good reason" (each as defined below), regardless of whether that termination occurs before or after a change of control. In such an event, Ms. Smith will be entitled to receive the following:

•	Severance payments:

▪	salary continuation for a period of twelve (12) months from the date of termination;

▪	a lump sum equal to the average annual incentive earned by Ms. Smith for the three (3) full years prior to Ms. Smith's termination date; and

▪	$25,000.

•	Benefits payment. A lump sum cash payment equal to the monthly COBRA rate for family coverage, multiplied by 12.

•
Vesting of time-based equity awards. Stock options, restricted stock, restricted stock units and other stock awards with time-based vesting restrictions will become immediately vested and exercisable in full and any restrictions on such awards shall lapse.

•
Vesting of performance-based equity awards. Value driver based performance-based equity awards will become immediately vested at target prior to the EQT MDC Committee's confirmation of the performance level and at actual following the EQT MDC Committee's confirmation. All other performance-based equity awards will remain outstanding and will be earned, if at all, based on actual performance through the end of the performance period as if the named executive officer's employment had not been terminated.

"Cause" is defined as Ms. Smith's (i) conviction of a felony, a crime of moral turpitude or fraud or Ms. Smith having committed fraud, misappropriation or embezzlement in connection with the performance of her duties; (ii) willful and repeated failures to substantially perform assigned duties; or (iii) violation of any provision of a written employment-related agreement or express significant policies of EQT.

"Good reason" is defined as Ms. Smith's resignation within 90 days after: (i) a reduction in Ms. Smith's base salary of 10% or more (unless the reduction is applicable to all similarly situated employees); (ii) a reduction in Ms. Smith's annual short-term bonus target of 10% or more (unless the reduction is applicable to all similarly situated employees); (iii) a significant diminution in Ms. Smith's job responsibilities, duties or authority; (iv) a change in the geographic location of Ms. Smith's primary reporting location of more than 50 miles; and/or (v) any other action or inaction that constitutes a material breach by EQT of the agreement.

In the event that Ms. Smith's employment is terminated by EQT under qualifying circumstances, Ms. Smith is also entitled to the benefits provided to all employees under EQT's severance plan. In order to receive severance benefits under the non-competition agreement, Ms. Smith must execute and deliver to EQT a general release of claims.

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

Payments to be Made Pursuant to Company Plans

Stock Options, 2015 Incentive PSU Program, 2016 Incentive PSU Program, 2017 Incentive PSU Program, 2016 Value Driver PSU Program, 2017 Value Driver PSU Program, 2017 EQT Restricted Share and Unit Awards and the EQT Executive STIP

Descriptions of the circumstances which trigger payments and benefits, the benefits that would be provided, how payment and benefit levels are determined and the material conditions and obligations applicable to the receipt of payments or benefits in the event of a termination of employment or a change of control of EQT under the EQT stock options, the 2015 Incentive PSU Program, the 2016 Incentive PSU Program, the 2017 Incentive PSU Program, the 2016 Value Driver PSU Program, the 2017 Value Driver PSU Program, the 2017 EQT Restricted Share and Unit Awards and the EQT Executive STIP will be described in EQT's Disclosure Document.

Ms. Smith's 2016 EQT Restricted Share Unit Award

Ms. Smith's 2016 EQT restricted share unit award provides that Ms. Smith would be entitled to the benefits described in the termination scenarios described below.

Termination for Good Reason or without Cause

Upon Ms. Smith's termination for good reason or without cause, all unvested restricted share units under Ms. Smith's 2016 EQT restricted share unit award will vest as required by Ms. Smith's confidentiality, non-solicitation and non-competition agreement, which is described above.

Termination for Cause or Voluntary Termination for any Reason other than Good Reason

Upon Ms. Smith's termination for cause or voluntary termination of employment for any reason other than good reason, Ms. Smith's unvested 2016 EQT restricted share unit award will be forfeited.

However, if Ms. Smith's employment is terminated voluntarily (including retirement) and Ms. Smith is serving and remains on the board of directors of EQT, the EQM General Partner or the EQGP General Partner, then Ms. Smith's 2016 EQT restricted share unit award continues to vest for so long as she remains on such board.

Termination Resulting from Death or Disability

Upon Ms. Smith's termination as a result of her death or disability, Ms. Smith's 2016 EQT restricted share unit award will vest as follows:

TERMINATION DATE	AWARDED UNITS
September 10, 2017 – September 9, 2018	25%
September 10, 2018 and thereafter	50%

Change of Control

For purposes of Ms. Smith's 2016 EQT restricted share unit award, a change of control of EQT is defined by reference to EQT's 2014 Long-Term Incentive Plan (the 2014 LTIP) and will be described in EQT's Disclosure Document. Under the award, if a change of control of EQT occurs and:

•	the award is not assumed by the surviving entity of the change of control, all time-based vesting restrictions on the 2016 EQT restricted share units lapse;

•
the award is assumed by the surviving entity of the change of control or EQT is the surviving entity and Ms. Smith's employment is involuntarily terminated or she resigns for good reason within two years after the qualifying change of control, then Ms. Smith's 2016 EQT restricted share unit award will vest as required by Ms. Smith's confidentiality, non-solicitation and non-competition agreement with EQT, which is described above.

Payments Triggered Upon Hypothetical Termination of Employment or Change of Control on December 31, 2017

The estimated payouts and benefits that would be payable upon a termination of employment or a change of control of EQT at December 31, 2017 for the named executive officers other than Ms. Smith will be set forth in EQT's Disclosure Document. The estimated payouts and benefits that would be payable to Ms. Smith upon a termination of employment or a change of control of EQT at December 31, 2017 are set forth below.

No payments would be due to the named executive officers upon a change of control of EQGP or EQM on December 31, 2017 that was not also a change of control of EQT.

Important assumptions made by EQT and the descriptions of payouts under all EQT plans and agreements other than Ms. Smith's 2016 EQT restricted share unit award will be described in EQT's Disclosure Document. In addition, EQT has made the following assumptions:

Upon a change of control of EQT at December 31, 2017, EQT has assumed that the acquiring company causes awards granted under the 2014 LTIP to be paid upon closing rather than assumed or equitably converted in the transaction. If such amounts are, in fact, paid upon the occurrence of a change of control, the named executive officer would not be entitled to a duplicate payment upon a subsequent termination of employment for any reason.

For purposes of the analysis below, EQT has assumed that Ms. Smith is not then on and will not remain on the board of directors of EQT, the EQM General Partner, the EQGP General Partner or the RMP General Partner following termination of employment.

J.S. Smith
Potential Payments Upon a Termination of Employment or Following a Change of Control

Upon a termination of employment on December 31, 2017, Ms. Smith would be entitled to the following payments:

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION BY EQT WITHOUT CAUSE ($)	TERMINATION BY EQT FOR CAUSE ($)	TERMINATION BY EXECUTIVE FOR GOOD REASON ($)	TERMINATION BY EXECUTIVE WITHOUT GOOD REASON ($)	DEATH ($)	DISABILITY ($)
Payments under Agreement	449,388	0	449,388	0	0	0
Short-Term Incentive	250,000	0	250,000	250,000	250,000	250,000
Severance Payments	116,637	0	0	0	0	0
Life Insurance	0	0	0	0	243,000	0
Total (excluding long-term incentive)	816,025	0	699,388	250,000	493,000	250,000

In addition, under outstanding long-term incentive programs, Ms. Smith would be entitled to cash and stock payments with an aggregate value of $781,664 upon a termination of employment by EQT without cause or upon termination by her for good reason and $143,990 upon her death or disability, assuming, in each case, actual performance through the end of the applicable performance period is consistent with performance through December 31, 2017.  Under those same programs, Ms. Smith would be entitled to $781,664 upon the occurrence of a change of control on December 31, 2017.

Pay Ratio

EQGP does not have any employees. The daily business operations of EQGP are conducted by employees of EQT and its subsidiaries. The estimate of the relationship of the annual total compensation of Mr. Schlotterbeck, EQT's Chief Executive Officer to the median of the annual total compensation of EQT's employees, calculated in accordance with applicable SEC rules will be set forth in EQT's Disclosure Document.

Compensation of Directors

Officers of EQT who also serve as directors of the EQGP General Partner do not receive additional compensation for their service as directors. During 2017, directors of the EQGP General Partner who are not also officers of EQT received cash compensation on a quarterly basis as a retainer and for attending Board and committee meetings. As a result of its 2017 review of director compensation, the Board determined to revise the cash component of its compensation to a retainer only structure

(with the exception of the Conflicts Committee) for 2018. The structure of the 2017 and 2018 fees are set forth below, and all fees are paid on a quarterly basis.

Compensation Feature	2017	2018
Annual cash retainer - Board member	$50,000	$65,000
Annual cash retainer - Committee Chair	Audit: $15,000 Conflicts: $10,000	Audit: $20,000 Conflicts:$10,000
Annual cash retainer - Committee member (excluding the chair)	Audit: None Conflicts: None	Audit: $5,000 Conflicts: None
Meeting fees	In person: $1,500 Telephonic: $750	Conflicts Committee: In person: $1,500 Telephonic: $750 All other meetings: None

In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings. EQGP also provides non-employee directors with $20,000 of life insurance and $250,000 of travel accident insurance while traveling on business for EQGP. To further EQGP's support for charitable giving, all directors are eligible to participate in the Matching Gifts Program of the EQT Foundation on the same terms as EQT employees and directors. Under this program, the EQT Foundation will match gifts of at least $100 made by a director to eligible charities, up to an aggregate total of $50,000 in any calendar year.

On an annual basis, the EQGP General Partner grants to each non-employee director phantom units as a vehicle to deliver compensation for their service on the Board. On January 1, 2017, the EQGP General Partner granted to each non-employee director phantom units with a value of $75,000 under the 2015 Long-Term Incentive Plan (with the number of phantom units (2,980) determined by dividing the award value by the closing price of EQGP's common units on December 30, 2016 ($25.21) and rounding up to the next ten units). The phantom units were fully vested as of the grant date, with distribution equivalents accruing on such units. The phantom units (and the accrued distribution equivalents) will be converted into common units on the date that the grantee ceases to be a director. For 2018, the value of the annual phantom unit award increased to $85,000.

The table below shows the total 2017 compensation of EQGP's non-employee directors:

NAME	FEES EARNED OR PAID IN CASH ($) (1)	STOCK AWARDS ($) (2)	ALL OTHER COMPENSATION ($) (3)	TOTAL ($)
K.T. Fleming	96,000	75,126	50,044	221,170
M.S. Lewis	86,500	75,126	3,044	164,670
S.A. Thorington	102,500	75,126	22	177,648

(1)	Includes annual cash retainer, meeting fees and committee chair fees.

(2)
This column reflects the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 for the phantom units awarded to each director during 2017. On January 1, 2017, the EQGP General Partner granted 2,980 phantom units to each non-employee director. The grant date fair value is computed as the sum of the number of phantom units awarded on the grant date multiplied by the closing price of EQGP's common units on the business day prior to the grant date, which closing price was $25.21 on December 30, 2016.

(3)
This column reflects (i) annual premiums of $43.88 per director paid for life insurance and travel accident insurance policies ($21.94 for Mr. Thorington) and (ii) the following matching gifts made to qualifying organizations under the EQT Foundation's Matching Gifts Program: Ms. Fleming - $50,000 and Mr. Lewis - $3,000. During 2017, the EQT Foundation also made matching gifts in the amount of $50,000 related to gifts by Mr. Thorington to qualifying organizations, which amount will be included as compensation to Mr. Thorington in the director compensation table in EQT's Disclosure Document. The non-employee directors may use a de minimis number of tickets purchased by EQT to attend sporting or other events when such tickets are not otherwise being used for business purposes. The use of such tickets does not result in any incremental costs to EQGP.

Compensation Committee Interlocks and Insider Participation

Neither the Board of Directors of the EQGP General Partner nor the Board of Directors of the EQM General Partner is required to maintain, and neither does maintain, a compensation committee. Each of Messrs. Ashcroft, Gardner, McNally, Porges and Schlotterbeck, who are directors of the EQGP General Partner and the EQM General Partner, are also executive officers of EQT. However, all compensation decisions with respect to each of these executive officers are made by the EQT MDC Committee and none of these individuals receives any compensation directly from EQGP, the EQGP General Partner, EQM or the EQM General Partner for their service as a director, as applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the beneficial ownership of EQGP's common units, EQM's common units and EQT's common stock owned as of February 1, 2018, by:

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

Percentage of total units beneficially owned is based on 266,165,000 EQGP common units and 80,581,758 EQM common units outstanding as of February 1, 2018.

NAME OF BENEFICIAL OWNER (1)	EQGP COMMON UNITS BENEFICIALLY OWNED (2) (3)	PERCENTAGE OF EQGP COMMON UNITS BENEFICIALLY OWNED	EQM COMMON UNITS BENEFICIALLY OWNED (2)	PERCENTAGE OF EQM COMMON UNITS BENEFICIALLY OWNED
S.T. Schlotterbeck	37,762	*	7,897	*
R.J. McNally	—	*	—	*
L.B. Gardner	28,503	*	9,359	*
J.S. Smith	7,538	*	2,146	*
D.L. Porges	56,263	*	42,148	*
K.T. Fleming	7,657	*	—	*
M.S. Lewis	5,159	*	—	*
S.A. Thorington	39,680	*	5,000	*
All directors and executive officers as a group (8 individuals)	182,562	*	66,550	*
 * Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is c/o EQT GP Holdings, LP, 625 Liberty Avenue, Suite 1700, Pittsburgh, PA 15222, Attn: Corporate Secretary.

(2)	This column reflects the number of common units held of record or owned through a bank, broker or other nominee.

(3)
For Ms. Fleming and Messrs. Lewis and Thorington, this column includes phantom units, including accrued distributions, to be settled in EQGP common units, in the following amounts: Ms. Fleming 7,657 units; Mr. Lewis 5,159 units; and Mr. Thorington 8,198 units.

Percentage of total shares of EQT Corporation beneficially owned is based on 265,016,480 shares outstanding as of February 1, 2018.

Name	Exercisable Stock Options (1)	Number of EQT Shares Beneficially Owned (2)	Deferred Stock Units Payable in Cash (3)	Percent of Class (4)
S.T. Schlotterbeck (5)	143,400	190,798	—	*
R.J. McNally	—	27,389	—	*
L.B. Gardner	33,300	47,575	—	*
J.S. Smith	—	4,729	—	*
D.L. Porges (6)	299,700	502,108	—	*
K.T. Fleming	—	—	—	*
M.S. Lewis	—	—	—	*
S.A. Thorington	—	32,303	5,959	*
All directors and executive officers as a group (8 individuals)	476,400	804,902	5,959	*
 *           Less than 1%.

(1)
This column reflects the number of shares of EQT common stock that the executive officers and directors had a right to acquire within 60 days after February 1, 2018 through the exercise of stock options.

(2)
This column reflects shares held of record and shares owned through a bank, broker or other nominee, including, for EQT employees, shares owned through EQT's 401(k) plan. For Mr. Thorington, this column also reflects 16,344 deferred stock units, including accrued dividends thereon, awarded in connection with his service as an independent director of EQT that will be settled in EQT common stock, over which Mr. Thorington has no voting or investment power prior to settlement.

(3)	This column reflects deferred stock units, including accrued dividends thereon, awarded in connection with services as an independent director of EQT that will be settled in cash.

(4)
This column reflects (i) the sum of the shares beneficially owned, the options exercisable within 60 days of February 1, 2018 and Mr. Thorington's deferred stock units that will be settled in EQT common stock, as a percentage of (ii) the sum of EQT's outstanding shares at February 1, 2018, all options exercisable within 60 days of February 1, 2018 and Mr. Thorington's deferred stock units that will be settled in EQT common stock upon termination of Mr. Thorington's service on the EQT Board of Directors. These calculations exclude all deferred stock units included in the column captioned as "Deferred Stock Units Payable in Cash."

(5)	Shares beneficially owned include 28,012 shares owned by Mr. Schlotterbeck's wife.

(6)	Shares beneficially owned include 50,000 shares that are held in a trust of which Mr. Porges is a co-trustee and in which he shares voting and investment power.

The following table sets forth the beneficial ownership of each person known by EQGP to be a beneficial owner of more than 5% of EQGP's outstanding common units:

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017 with respect to EQGP's common units that may be issued under the 2015 Long-Term Incentive Plan, which did not require approval by EQGP's unitholders.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN A)
	(A)	(B)	(C)
Equity Compensation Plans Approved by Unitholders	—	—	—
Equity Compensation Plans Not Approved by Unitholders (1)	21,014	N/A	1,957,972
Total	21,014	N/A	1,957,972

(1)	The Board adopted the 2015 Long-Term Incentive Plan in connection with the IPO of EQGP's common units.

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

The Board may amend, suspend or terminate the plan at any time, except that no amendment may be made without the approval of EQGP's unitholders if unitholder approval is required by any federal or state law or regulation or by the rules of any exchange on which the units may then be listed, or if the amendment, alteration or other change materially increases the benefits accruing to participants, increases the number of units available under the plan or modifies the requirements for participation under the plan, or if the Board in its discretion determines that obtaining such unitholder approval is for any reason advisable.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

EQGP owns and controls the EQM General Partner. EQM is a growth-oriented limited partnership formed by EQT to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQT is the ultimate parent company of EQGP and EQM and may, therefore, be deemed to beneficially own the units of EQM held by EQGP. As of February 1, 2018, EQT owned approximately 90.1% of the outstanding limited partner interests and 100% of the non-economic general partner interest in EQGP. EQGP's only cash-generating assets consist of partnership interests in EQM, which as of February 1, 2018 consisted of the following:

•	21,811,643 EQM common units, representing a 26.6% limited partner interest in EQM;

•	1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM; and

•
all of the incentive distribution rights in EQM, which entitle EQGP to receive increasing percentages, up to the maximum level of 48.0%, of any incremental cash distributed by EQM as certain target distribution levels are reached in any quarter.

EQGP controls, manages and operates EQM through EQGP's ownership of the EQM General Partner. All of the officers and five of the directors of the EQGP General Partner, as well as the employees that operate EQM, are EQT officers, directors and/or employees. Three of the EQGP General Partner's directors are independent as defined by the NYSE. EQGP appoints the directors of the EQM General Partner.

Agreements between EQGP and EQT

EQGP and its affiliates have entered into various agreements with EQT and its affiliates, other than EQGP and EQM, as described in detail below. These agreements were negotiated in connection with EQGP's IPO. These agreements were not the result of arm's length negotiations and, as such, they or underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.

Omnibus Agreement

In connection with the closing of EQGP's IPO, EQGP entered into an omnibus agreement with the EQGP General Partner and EQT that addresses the following matters:

•
EQGP's obligation to reimburse EQT for expenses incurred or payments made on EQGP's behalf in connection with EQT's provision of general and administrative services to EQGP, including EQGP's public company expenses and general and administrative expenses;

•	EQGP's obligation to reimburse EQT for certain direct operating expenses and all insurance coverage expenses it incurs or payments it makes with respect to EQGP's assets; and

•	EQGP's use of the name "EQT" and related marks.

See Note 5 to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K for the amounts and categories of expenses described above for which EQGP was obligated to reimburse EQT pursuant to the omnibus agreement for the years ended December 31, 2017, 2016 and 2015.

Working Capital Loan Agreement

Upon the closing of the IPO, EQGP entered into a working capital loan agreement with EQT, providing for loans of up to $50 million at any one time outstanding, maturing on the earlier of February 18, 2019 or at least 90 days after EQT gives notice of termination, and bearing interest, at EQGP's option, at either (a) LIBOR plus the margin then applicable to EQT's LIBOR-based borrowings under its primary revolving credit facility or (b) the alternate base rate (the greater of (x) LIBOR plus 1%, (y) the prime rate or (z) The Federal Funds Open Rate plus 0.5%) plus the margin then applicable to EQT's alternate base rate-based borrowings under its primary revolving credit facility. During the years ended December 31, 2017, 2016 and 2015, EQGP borrowed $0.3 million, $0.2 million and $0.7 million, respectively, and repaid $0.2 million, $0.2 million and $0.6 million, respectively, under the working capital loan agreement. During the years ended December 31, 2017, 2016 and 2015, EQGP paid interest to EQT of approximately $3,000, $3,000 and $4,000, respectively, under the working capital loan agreement.

Agreements between EQM and EQT

            EQM and its affiliates have entered into various agreements with EQT and its affiliates other than EQM, as described in detail below. These agreements were negotiated in connection with, among other things, the formation of EQM, EQM's IPO and EQM's acquisitions from EQT. These agreements address, among other things, the acquisition of assets and the assumption of liabilities by EQM and its subsidiaries. These agreements were not the result of arm's length negotiations and, as such, they or underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.

EQM Omnibus Agreement

            EQM and the EQM General Partner have entered into an omnibus agreement with EQT, which governs EQM's relationship with EQT regarding the following matters:

•	EQM's obligation to reimburse EQT and its affiliates for certain direct operating expenses paid on EQM's behalf;

•	EQM's obligation to reimburse EQT and its affiliates for providing EQM corporate, general and administrative services (the "general and administrative expenses");

•
EQM's obligation to reimburse EQT and its affiliates for operation and management services pursuant to the operation and management services agreement with EQT, as described below under "Operation and Management Services Agreement" (the "operation and management expenses");

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

•
EQM's obligation to indemnify EQT for losses attributable to (i) EQM's ownership or operation of assets acquired by EQM from EQT at the time of the IPO, except to the extent EQT is obligated to indemnify EQM for such losses pursuant to the operation and management services agreement; and (ii) any amounts owed to EQT by a third party that has exercised a contractual right of offset against amounts owed by EQM to such third party; and

•	EQM's use of the name "EQT" and related marks.

On March 17, 2015, EQT, EQM and the EQM General Partner amended the omnibus agreement, effective as of January 1, 2015, to remove any restriction on reimbursement by EQM for any direct and indirect costs and expenses attributable to EQT's long-term incentive programs. Such amendment was approved by the Conflicts Committee of the EQM General Partner.

Reimbursement of Expenses

Under the EQM omnibus agreement, EQT performs, or causes its affiliates to perform, centralized corporate, general and administrative services for EQM, such as: legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. In exchange, EQM reimburses EQT and its affiliates for the expenses incurred by them in providing these services. The EQM omnibus agreement further provides that EQM reimburse EQT and its affiliates for EQM's allocable portion of the premiums on any insurance policies covering EQM's assets.

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

•
Bare steel replacement.  EQT is required to reimburse EQM for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to EQM's assets at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during a year, EQT is required to reimburse EQM for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following EQM's IPO.

•
Pipeline Safety Cost Tracker Reimbursement.  For a period of five years after the closing of EQM's IPO, EQT was required to reimburse EQM for the amount by which the qualifying pipeline safety costs included in the annual pipeline safety cost tracker filings made by Equitrans with the FERC exceeded the qualifying pipeline safety costs actually recovered each year. This reimbursement obligation expired on July 2, 2017.

•
Taxes.  Until 60 days after the expiration of any applicable statute of limitations, EQT will indemnify EQM for any income taxes attributable to operations or ownership of the assets prior to the closing of EQM's IPO, including any such income tax liability of EQT and its affiliates that may result from EQM's formation transactions.

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

See Note 5 to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K for the amounts and categories of obligations described above for which EQT was obligated to indemnify and/or reimburse EQM pursuant to the EQM omnibus agreement for the years ended December 31, 2017, 2016 and 2015.

Operation and Management Services Agreement

Upon the closing of EQM's IPO, EQM entered into an operation and management services agreement with EQT Gathering, LLC (EQT Gathering), an indirect wholly owned subsidiary of EQT, under which EQT Gathering provided EQM's pipelines and storage facilities with certain operational and management services, such as operation and maintenance of flow and pressure control, maintenance and repair of EQM's pipelines and storage facilities, conducting routine operational activities, managing transportation and logistics, contract administration, gas control and measurement, engineering support and such other services as EQM and EQT Gathering mutually agreed upon from time to time. EQM reimbursed EQT Gathering for such services pursuant to the terms of the EQM omnibus agreement. In December 2017, the operation and management services agreement was replaced in its entirety by the secondment agreement, as described under "Secondment Agreement."

Secondment Agreement

On December 7, 2017, EQT, EQT Gathering, Equitrans, EQM and the EQM General Partner entered into a secondment agreement (Secondment Agreement), pursuant to which available employees of EQT and its affiliates may be seconded to EQM and its subsidiaries to provide operating and other services with respect to EQM’s business under the direction, supervision and control of EQM or its subsidiaries. EQM will reimburse EQT for the services provided by the seconded employees pursuant to the Secondment Agreement.

See Note 5 to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K for the amounts and categories of expenses described above for which EQM was obligated to reimburse EQT pursuant to the omnibus agreement and the Secondment Agreement, as applicable, for the years ended December 31, 2017, 2016 and 2015.

AVC Lease and October 2016 Acquisition

In connection with EQT's acquisition of an approximately 200-mile FERC-regulated natural gas transmission pipeline, referred to as the AVC facilities, in December 2013, EQM entered into a lease agreement with EQT pursuant to which EQM marketed the capacity, entered into all agreements for transportation and storage service with customers and operated the AVC facilities according to the terms of its tariff. The lease payment due each month was the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of the AVC facilities minus the actual costs of operating the AVC facilities and (2) a payment based on depreciation expense and pre-tax return on invested capital for the AVC facilities. As a result, the payments made under the AVC lease were variable and did not have a net positive or negative impact on EQM's distributable cash flow. As a result of EQM's acquisition of the AVC facilities, which is discussed below, EQM terminated the lease in the fourth quarter of 2016. The lease payments due related to 2016 and 2015 totaled $17.2 million and $22.1 million, respectively.

On October 13, 2016, EQM, Equitrans Investments, LLC, an indirect wholly-owned subsidiary of EQM (Equitrans Investments), Equitrans and EQM Gathering Opco, LLC, an indirect wholly-owned subsidiary of EQM (EQM Gathering), entered into a purchase and sale agreement with EQT, EQT Gathering Holdings, LLC, an indirect wholly owned subsidiary of EQT (EQT Gathering Holdings), and EQT Gathering, pursuant to which (i) Equitrans acquired 100% of the outstanding limited liability company interests in Allegheny Valley Connector, LLC from EQT Gathering Holdings, (ii) Equitrans Investments acquired 100% of the outstanding limited liability company interests in Rager Mountain Storage Company LLC (Rager) from EQT Gathering Holdings, and (iii) EQM Gathering acquired certain gathering assets located in the Applegate/McIntosh, Terra, Three Rivers and D-497 development areas in southwestern Pennsylvania and the Taurus development area in northern West Virginia from EQT Gathering (collectively, the October 2016 Acquisition). The closing of the October 2016 Acquisition occurred on October 13, 2016 and was effective as of October 1, 2016. The aggregate consideration paid by EQM to EQT in connection with the October 2016 Acquisition was $275 million, which was funded with borrowings under EQM's credit facility. In connection with the October 2016 Acquisition, the AVC lease agreement was terminated.

NWV Gathering Contribution Agreement and Preferred Interest

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

The contribution and sale agreement also contemplated the sale to EQM of a preferred interest in EQT Energy Supply, LLC, which at the time was an indirect wholly owned subsidiary of EQT. EQT Energy Supply, LLC generates revenue from services provided to an LDC. This sale was completed on April 15, 2015. The consideration paid by EQM to EQT in connection with the acquisition of the preferred interest in EQT Energy Supply, LLC was approximately $124.3 million. During the years ended December 31, 2017 and 2016, EQM received $11.0 million and $11.1 million, respectively, of distributions from EQT Energy Supply, LLC in respect of its preferred interest. EQM did not receive any distributions from EES in respect of its preferred interest in 2015.

Mountain Valley Pipeline

On March 30, 2015, EQM assumed EQT's interest in the MVP Joint Venture (the MVP Interest Acquisition). The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc. and RGC Resources, Inc. EQM paid EQT approximately $54.2 million related to the MVP Interest Acquisition, which represented EQM's reimbursement to EQT for 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. As of February 15, 2018, EQM owned a 45.5% interest in the MVP Joint Venture and serves as the operator of the Mountain Valley Pipeline (MVP) to be constructed by the joint venture. The 42 inch diameter MVP has a targeted capacity of 2.0 Bcf per day and is estimated to span 300 miles extending from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets. As currently designed, the MVP is estimated to cost a total of approximately $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. On October 13, 2017, the FERC issued the Certificate of Public Convenience and Necessity for the project. In early 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC. The MVP Joint Venture plans to commence construction in the first quarter of 2018. The pipeline is targeted to be placed in-service during the fourth quarter of 2018.

Gas Gathering Agreements

For the years ended December 31, 2017, 2016 and 2015, EQT accounted for approximately 89%, 96% and 96%, respectively, of EQM's gathering revenues.

On April 30, 2014, EQT entered into a gas gathering agreement (the Jupiter Gas Gathering Agreement) with EQT Gathering for gathering services on the Jupiter gathering system (Jupiter). The Jupiter Gas Gathering Agreement has a 10-year term (with year-to-year rollovers), which began on May 1, 2014. Under the agreement, EQT subscribed for approximately 225 MMcf per day of firm compression capacity which was available on Jupiter at that time. In the fourth quarter of 2014, EQM placed one compressor station in service and added compression at the two existing compressor stations in Greene County, Pennsylvania. This expansion added approximately 350 MMcf per day of compression capacity. EQT's firm capacity subscribed under the Jupiter Gas Gathering Agreement increased by 200 MMcf per day effective December 1, 2014 and by 150 MMcf per day effective January 1, 2015. In the fourth quarter of 2015, EQM completed an additional expansion project which brought the total Jupiter compression capacity to approximately 775 MMcf per day. EQT's firm capacity subscribed under the Jupiter Gas Gathering Agreement increased by approximately 50 MMcf per day effective October 1, 2015 and approximately 150 MMcf per day effective November 1, 2015. The Jupiter Gas Gathering Agreement provides for separate 10-year terms (with year-to-year rollovers) for the compression capacity associated with each expansion project. EQT also agreed to pay a monthly usage fee for volumes gathered in excess of firm compression capacity. In connection with the closing of EQT's contribution of Jupiter to EQM Gathering on May 7, 2014, the Jupiter Gas Gathering Agreement was assigned to EQM Gathering.

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

On June 8, 2017, EQT and two third party producers entered into a 15-year (with year-to-year rollovers) gas gathering agreement with EQM Gathering for gathering services on the Marianna Gathering System (the Marianna Gas Gathering Agreement), pursuant to which EQT will pay a fixed fee per dekatherm of natural gas, subject to certain annual and other adjustments, gathered by EQM Gathering. Under the Marianna Gas Gathering Agreement, EQT also dedicated approximately 10,100 acres and any future acreage EQT acquires within the dedicated area during the term to EQM Gathering.

On August 8, 2017, EQT entered into a 10-year (with year-to-year rollovers) gas gathering agreement with EQM Gathering for gathering services on the River Pad Gathering System (the River Pad Gas Gathering Agreement). Under the agreement, EQT has subscribed for approximately 30 MMcf per day of firm capacity which is expected to be available in the second quarter of 2018. Under the River Pad Gas Gathering Agreement, EQT also dedicated approximately 30,000 acres and any future acreage EQT acquires within the dedicated area during the term to EQM Gathering and agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity.

Finally, EQT Energy, LLC (EQT Energy), an indirect wholly owned subsidiary of EQT, is a party to a gas gathering agreement with EQM for interruptible service on EQM's FERC-regulated low pressure gathering system. The agreement has a primary term of one year and renews automatically for one month periods, subject to 30 days prior written notice by either party to terminate. Service under this gathering agreement is fee based at the rate specified in EQM's tariff.

Transportation Service and Precedent Agreements

For the years ended December 31, 2017, 2016 and 2015, EQM's transportation agreements with EQT accounted for approximately 64%, 73% and 61%, respectively, of the natural gas throughput on EQM's transmission and storage system and 59%, 56% and 53%, respectively, of EQM's transmission revenues.

EQT Energy has contracted for firm transmission capacity with a primary term through October of 2024. The reserved capacity under this contract was 1,076 BBtu per day through August 1, 2016, is 1,035 BBtu through July 1, 2023 and will decrease as follows thereafter: 630 BBtu on July 1, 2023, 325 BBtu on September 1, 2023 and 30 BBtu on October 1, 2024. EQT Energy's firm transportation agreement will automatically renew for one year periods upon the expiration of the primary term, subject to six months prior written notice by either party to terminate. In addition, during 2017, EQT Energy assumed a contract for 20 BBtu per day of firm transmission capacity with a primary term through June 30, 2024 which will automatically renew for one year periods upon the expiration of the primary term, subject to six months prior written notice by either party to terminate. On November 13, 2017, EQT acquired a contract for 105 BBtu per day of firm transmission capacity with a primary term through October 31, 2018 which will automatically renew for one year periods upon the expiration of the primary term, subject to six months prior written notice by either party to terminate. EQM has also entered into agreements with EQT Energy to provide (i) interruptible transmission service, which is currently renewing automatically for one year periods, subject to six months prior written notice by either party to terminate; and (ii) interruptible wheeling service, which is currently renewing automatically for one year periods, subject to one month prior written notice by either party to terminate.

In January 2016, EQT Energy entered into a firm transportation agreement for 650 BBtu per day of firm transmission capacity on EQM's Ohio Valley Connector pipeline. The firm transmission capacity became available when the pipeline began service on October 1, 2016. This agreement has a primary term through September 30, 2036.

EQT Energy is also party to a precedent agreement with Equitrans for 300 BBtu per day of firm transmission capacity for a 20-year term utilizing proposed capacity which will be created by EQM's proposed Equitrans Expansion project. The firm transmission capacity will become available upon completion of the project, which EQM is targeting in the fourth quarter of 2018.

In connection with the Marianna Gas Gathering Agreement, on August 7, 2017, EQT Energy entered into a 2-year (with month-to-month rollovers) transportation service agreement with Equitrans, under which EQT Energy pays a fixed fee per dekatherm of natural gas transported under the agreement. The transmission agreement was effective on September 1, 2017.

In connection with the River Pad Gas Gathering Agreement, on July 25, 2017, EQT Energy entered into a 10-year (with year-to-year rollovers) transportation service agreement with Equitrans for approximately 30 MMcf per day of firm transportation capacity. The firm transmission capacity will become available upon completion of the River Pad project, which EQM expects to be completed in the second quarter of 2018.

Storage Agreements

EQT is not currently a party to any firm storage agreements with EQM. EQM does, however, provide interruptible storage and lending and parking services to EQT pursuant to Rate Schedules INSS and LPS. For the years ended December 31, 2017, 2016 and 2015, EQT accounted for approximately 2%, 1% and 1%, respectively, of EQM's storage revenues.

The table below sets forth the revenues recognized by EQM with respect to the gathering, transmission and storage agreements described above with EQT for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
	(Thousands)
DESCRIPTION OF REVENUE
Gathering	$403,082	$380,164	$321,173
Transmission and storage	$202,016	$171,189	$141,198

EQT Corporation Guaranty

            EQT has guaranteed all payment obligations, plus interest and any other charges, due and payable by EQT Energy to Equitrans pursuant to the agreements discussed above, up to $50 million. This guaranty will terminate on November 30, 2023 unless terminated earlier by EQT by providing 10 days written notice.

364-day Uncommitted Revolving Loan Agreement

On October 26, 2016, EQM entered into a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility). The 364-Day Facility will mature on October 24, 2018 and will automatically renew for successive 364-day periods unless EQT delivers a non-renewal notice at least 60 days prior to the then current maturity date. EQM may terminate the 364-Day Facility at any time by repaying in full the unpaid principal amount of all loans together with interest thereon. The 364-Day Facility is available for general partnership purposes and does not contain any covenants other than the obligation to pay accrued interest on outstanding borrowings. Interest will accrue on any outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under the $1 Billion Facility, or a successor revolving credit facility, less the sum of (i) the then applicable commitment fee under the $1 Billion Facility and (ii) 10 basis points. During the year ended December 31, 2017, EQM borrowed and repaid $150 million under the 364-Day Facility. During the year ended December 31, 2017, EQM paid interest to EQT of $0.5 million under the 364-Day Facility. EQM had no borrowings outstanding under the 364-Day Facility during the year ended December 31, 2016.

Acreage Dedication

Pursuant to an acreage dedication to EQM by EQT, EQM has the right to elect to transport, at a negotiated rate, which will be the higher of a market or cost of service rate, all natural gas produced from wells drilled by EQT on the dedicated acreage, which is an area covering approximately 60,000 acres surrounding EQM's storage assets in Allegheny, Washington and Greene counties in Pennsylvania and Wetzel, Marion, Taylor, Tyler, Doddridge, Harrison and Lewis counties in West Virginia. The acreage dedication is contained in a sublease agreement in which EQM granted to EQT all of the oil and gas interests, including the exclusive rights to drill, explore for, produce and market such oil and gas, EQM had received as part of certain of its oil and gas leasehold estates EQM uses for gas storage and protection. Furthermore, if EQT acquires acreage with natural gas storage rights within the area of mutual interest established by the acreage dedication, then EQT will enter into an agreement with EQM to permit it to store natural gas on such acreage. Likewise, if EQM acquires acreage within the area of mutual interest with natural gas or oil production, development, marketing and exploration rights, such acreage will automatically become subject to EQT's rights under the acreage dedication.

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

For purposes of the policy, a "Related Person" is any director or executive officer of the EQGP General Partner, any nominee for director, any unitholder known to EQGP to be the beneficial owner of more than 5% of any class of EQGP's voting securities, and any immediate family member of any such person. A "Related Person Transaction" is generally a transaction in which EQGP is, or the EQGP General Partner or any of its subsidiaries is, a participant, where the amount involved exceeds $120,000, and a Related Person has a direct or indirect material interest. Transactions resolved under the conflicts provision of EQGP's partnership agreement or EQM's partnership agreement are not required to be reviewed or approved under the policy. Please read "Conflicts of Interest" below.

To assist management in making this determination, the policy sets forth certain categories of transactions that are deemed to be pre-approved by the Board under the policy. The transactions which are automatically pre-approved include (i) transactions involving employment of the EQGP General Partner's executive officers, as long as the executive officer is not an immediate family member of another of the EQGP General Partner's executive officers or directors and the compensation paid to such executive officer was approved by the Board; (ii) transactions involving compensation and benefits paid to the EQGP General Partner's directors for service as a director; (iii) transactions on competitive business terms with another company in which a director or immediate family member of the director's only relationship is as an employee or executive officer, a director, or a beneficial owner of less than 10% of that company's shares, provided that the amount involved does not exceed the greater of $1,000,000 or 2% of the other company's consolidated gross revenues; (iv) transactions where the interest of the Related Person arises solely from the ownership of a class of equity securities of EQGP, and all holders of that class of equity securities receive the same benefit on a pro rata basis; (v) transactions where the rates or charges involved are determined by competitive bids; (vi) transactions involving the rendering of services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental regulation; (vii) transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services; and (viii) any charitable contribution, grant or endowment by EQGP or any affiliated charitable foundation to a charitable or non-profit organization, foundation or university in which a Related Person's only relationship is as an employee or a director or trustee, provided the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of the recipient's consolidated gross revenues.

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

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships among EQT, EQM, RMP, the EQGP General Partner, the EQM General Partner and the RMP General Partner and any of their affiliates, on the one hand, and EQGP and its limited partners, on the other hand. Like EQM, the EQGP General Partner is controlled by EQT. Accordingly, EQT has the ability to elect, remove and replace the directors and officers of the EQGP General Partner and the directors and officers of the EQM General Partner. The directors and officers of the EQGP General Partner have duties to manage the EQGP General Partner in a manner beneficial to its owner, EQT. At the same time, the EQGP General Partner has a duty to manage EQGP in a manner beneficial to EQGP and its limited partners. The Delaware Revised Uniform Limited Partnership Act provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by a general partner to limited partners and the partnership. Pursuant to these provisions, EQGP's partnership agreement contains various provisions replacing the fiduciary duties that would otherwise be owed by its general partner with contractual standards governing the duties of the general partner and the methods of resolving conflicts of interest. EQGP's partnership agreement also specifically defines the remedies available to limited partners for actions taken that, without these defined liability standards, might constitute breaches of fiduciary duty under applicable Delaware law.

All of the officers and five of the directors of the EQGP General Partner are also officers and/or directors of EQT and owe fiduciary duties to EQT, and all of the officers and four of the directors of the EQGP General Partner are also officers and/or directors of the EQM General Partner and owe fiduciary duties to EQM. Additionally, all of the officers and four of the directors of the EQGP General Partner are also officers and/or directors of the RMP General Partner and owe fiduciary duties to RMP. Consequently, these directors and officers may encounter situations in which their obligations to EQM, EQT or RMP, as applicable, on the one hand, and EQGP, on the other hand, are in conflict.

Whenever a conflict arises between the EQGP General Partner or its affiliates, including EQM, on the one hand, and EQGP or any of its unitholders, on the other, the EQGP General Partner will resolve that conflict. The EQGP General Partner may seek the approval of such resolution from the Conflicts Committee of the Board. There is no requirement that the EQGP General Partner seek the approval of the Conflicts Committee for the resolution of any conflict, and, under EQGP's partnership agreement, the EQGP General Partner may decide to seek such approval or resolve a conflict of interest in any other way permitted by EQGP's partnership agreement, as described below, in its sole discretion. The EQGP General Partner will decide whether to refer the matter to the Conflicts Committee on a case-by-case basis. An independent third party is not required to evaluate the fairness of the resolution.

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

The EQGP General Partner may, but is not required to, seek the approval of such resolution from the Conflicts Committee of its Board. If the EQGP General Partner does not seek approval from the Conflicts Committee and the Board determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, the Board acted in good faith, and in any proceeding brought by or on behalf of any limited partner or EQGP challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. In resolving conflicts of interest under the standard set forth in the fourth bullet point above, the EQGP partnership agreement permits the Board to take into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to EQGP, in determining what is fair and reasonable to EQGP. Fair and reasonable is not defined in the EQGP partnership agreement and what constitutes fair and reasonable will depend on the circumstances. Furthermore, the EQGP partnership agreement permits the EQGP General Partner Board to consult with legal counsel, investment bankers and other advisors in making decisions, though the extent to which the Board will seek such advice will depend on the facts and circumstances of the transaction being considered. If the EQGP General Partner Board reasonably believes that advice or an opinion provided by such advisors is within such person's professional or expert competence, then any act taken in reliance upon such advice or opinion will conclusively be deemed to be fair and reasonable. Unless the resolution of a conflict is specifically provided for in EQGP's partnership agreement, the EQGP General Partner or the Conflicts Committee of its Board may consider any factors it determines in good faith to consider when resolving a conflict. When EQGP's partnership agreement requires someone to act in good faith, it requires that person to subjectively believe that he is acting in the best interests of EQGP or meets the specified standard, for example, a transaction on terms no less favorable to EQGP than those generally being provided to or available from unrelated third parties.

Director Independence

The NYSE does not require a listed publicly traded limited partnership, such as EQGP, to have a majority of independent directors on the board of directors of its general partner. To assist it in determining the independence of the directors of the EQGP General Partner, the Board established guidelines, which are included in its corporate governance guidelines and conform to the independence requirements under the NYSE listing standards. For a discussion of the independence of the Board, please see Item 10, "Directors, Executive Officers and Corporate Governance-Committees of the Board of Directors."

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP served as EQGP's independent auditor for the year ended December 31, 2017. The following chart details the fees billed to EQGP by Ernst & Young LLP during 2017 and 2016:

	Years Ended December 31,
	2017	2016
Audit fees (1)	$280,000	$328,000
Tax fees	—	—
All other fees	—	—
Total	$280,000	$328,000

(1)
Includes fees for the audit of EQGP’s annual financial statements and internal control over financial reporting, reviews of financial statements included in EQGP’s quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements, including consents.

The Audit Committee of the EQGP General Partner has adopted a policy regarding the services of its independent auditors under which EQGP's independent accounting firm is not allowed to perform any service that may have the effect of jeopardizing the independent public accountant's independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

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

All audit and permitted non-audit services must be pre-approved by the Audit Committee. The Audit Committee has delegated specific pre-approval authority with respect to audit and permitted non-audit services to the Chairman of the Audit Committee but only where pre-approval is required to be acted upon prior to the next Audit Committee meeting and where the aggregate audit and permitted non-audit services fees are not more than $75,000. The Audit Committee encourages management to seek pre-approval from the Audit Committee at its regularly scheduled meetings. In 2017, 100% of the professional fees reported as audit-related fees were pre-approved pursuant to the above policy.

The Audit Committee of the EQM General Partner approves all audit and permitted non-audit services pertaining to EQM and its subsidiaries. All fees associated with such services are reported to the EQGP General Partner's Audit Committee at its next meeting. Ernst & Young LLP also served as the independent auditor for EQM during 2017 and 2016 and in connection with such service billed EQM for the following fees:

•
2017: $709,500 ($705,000 for the audit of EQM’s annual financial statements and internal control over financial reporting, reviews of financial statements included in EQM’s quarterly reports, any comfort letter procedures and attest engagements required by statute or regulation and $4,500 for audit-related fees associated with attest engagements not required by statute or regulation); and

•
2016: $858,092 ($843,092 for the audit of EQM’s annual financial statements and internal control over financial reporting, reviews of financial statements included in EQM’s quarterly reports, any comfort letter procedures and attest engagements required by statute or regulation and $15,000 for audit-related fees associated with EQM acquisitions from EQT and attest engagements not required by statute or regulation)

The Audit Committee of the EQGP General Partner has approved the appointment of Ernst & Young LLP as EQGP’s independent auditor to conduct the audit of EQGP’s consolidated financial statements for the year ended December 31, 2018.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1	Financial Statements	Page Reference
		Statements of Consolidated Operations for each of the three years in the period ended December 31, 2017	71
		Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 2017	72
		Consolidated Balance Sheets as of December 31, 2017 and 2016	73
		Statements of Consolidated Equity for each of the three years in the period ended December 31, 2017	74
		Notes to Consolidated Financial Statements	75

	2	Financial Statement Schedules
		All schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.

	3	Exhibits
		The exhibits referenced below are filed (or, as applicable, furnished) as part of this Annual Report on Form 10-K.

Exhibits	Description	Method of Filing
2.1(a)
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
2.1(b)
Amendment No. 1 to Contribution and Sale Agreement, dated as of March 30, 2017, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Gathering Opco, LLC, EQT Corporation, EQT Gathering, LLC, EQT Energy Supply Holdings, LP, and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 2.1 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended March 31, 2017.
2.2
Purchase and Sale Agreement, dated as of October 13, 2016, by and among EQT Corporation, EQT Gathering Holdings, LLC, EQT Gathering, LLC, EQT Midstream Partners, LP, Equitrans Investments, LLC, Equitrans, L.P. and EQM Gathering Opco, LLC. EQT GP Holdings, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on October 13, 2016.
3.1	Certificate of Limited Partnership of EQT GP Holdings, LP.	Incorporated herein by reference to Exhibit 3.1 to EQT GP Holdings, LP's Form S-1 Registration Statement (#333-202053) filed on February 12, 2015.
3.2(a)	First Amended and Restated Agreement of Limited Partnership of EQT GP Holdings, LP, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 3.1 to EQT GP Holdings, LP's Form 8-K (#001-37380) filed on May 15, 2015.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

Exhibits	Description	Method of Filing
3.2(b)	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of EQT GP Holdings, LP, dated December 7, 2017.	Incorporated herein by reference to Exhibit 3.1 to EQT GP Holdings, LP's Form 8-K (#001-37380) filed on December 8, 2017.
3.3	Certificate of Formation of EQT GP Services, LLC.	Incorporated herein by reference to Exhibit 3.3 to EQT GP Holdings, LP's Form S-1 Registration Statement (#333-202053) filed on February 12, 2015.
3.4	First Amended and Restated Limited Liability Company Agreement of EQT GP Services, LLC, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 3.2 to EQT GP Holdings, LP's Form 8-K (#001-37380) filed on May 15, 2015.
3.5	Certificate of Limited Partnership of EQT Midstream Partners, LP.	Incorporated herein by reference to Exhibit 3.1 to EQT Midstream Partners, LP's Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.
3.6(a)	First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated as of July 2, 2012.	Incorporated herein by reference to Exhibit 3.2 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on July 2, 2012.
3.6(b)	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated as of July 24, 2014.	Incorporated herein by reference to Exhibit 3.1 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.
3.6(c)	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated as of July 23, 2015.	Incorporated herein by reference to Exhibit 3.1 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended June 30, 2015.
3.6(d)	Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated as of December 7, 2017.	Incorporated herein by reference to Exhibit 3.1 to EQT Midstream Partners, LP's Form 8-K (001-35574) filed on December 8, 2017.
3.7	Certificate of Formation of EQT Midstream Services, LLC.	Incorporated herein by reference to Exhibit 3.3 to EQT Midstream Partners, LP's Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.
3.8	Third Amended and Restated Limited Liability Company Agreement of EQT Midstream Services, LLC, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 3.1 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on May 15, 2015.
4.1
Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiaries of EQT Midstream Partners, LP party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.1 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on August 1, 2014.
4.2
First Supplemental Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiaries of EQT Midstream Partners, LP party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.2 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on August 1, 2014.
4.3	Second Supplemental Indenture, dated as of November 4, 2016, by and between EQT Midstream Partners, LP, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.2 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on November 4, 2016.
10.1	Contribution, Conveyance and Assumption Agreement, dated as of April 13, 2015, by and among EQT Gathering Holdings, LLC, EQT Gathering, LLC, EQT GP Holdings, LP and EQT GP Services, LLC.	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to EQT GP Holdings, LP's Form S-1 Registration Statement (#333-202053) filed on April 23, 2015.
10.2	Agreement of Merger of EQT Midstream Investments, LLC with and into EQT GP Holdings, LP, dated as of April 13, 2015.	Incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to EQT GP Holdings, LP's Form S-1 Registration Statement (#333-202053) filed on April 23, 2015.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

Exhibits	Description	Method of Filing
10.3	Contribution, Conveyance and Assumption Agreement, dated as of April 14, 2015, by and between EQT Gathering Holdings, LLC and EQT GP Corporation.	Incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to EQT GP Holdings, LP's Form S-1 Registration Statement (#333-202053) filed on April 23, 2015.
10.4	Assignment and Assumption Agreement, dated as of March 30, 2015, by and among EQT Gathering, LLC, EQT Midstream Partners, LP and MVP Holdco, LLC.	Incorporated herein by reference to Exhibit 10.3 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended March 31, 2015.
10.5	Omnibus Agreement, dated as of May 15, 2015, by and among EQT GP Holdings, LP, EQT GP Services, LLC and EQT Corporation.	Incorporated herein by reference to Exhibit 10.1 to EQT GP Holdings, LP's Form 8-K (#001-37380) filed on May 15, 2015.
10.6(a)	Omnibus Agreement, dated as of July 2, 2012, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Corporation.	Incorporated herein by reference to Exhibit 10.2 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on July 2, 2012.
10.6(b)	Amendment No. 1 to Omnibus Agreement, effective as of January 1, 2015, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Corporation.	Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on March 17, 2015.
10.7	Secondment Agreement, dated as of December 7, 2017, by and among EQT Corporation, EQT Gathering, LLC, Equitrans, L.P., EQT Midstream Partners, LP, and EQT Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on December 8, 2017.
10.8	Working Capital Loan Agreement, dated as of May 15, 2015, by and between EQT GP Holdings, LP and EQT Corporation.	Incorporated herein by reference to Exhibit 10.2 to EQT GP Holdings, LP's Form 8-K (#001-37380) filed on May 15, 2015.
10.9
Second Amended and Restated Credit Agreement, dated as of July 31, 2017, by and among EQT Midstream Partners, LP, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on August 3, 2017.
10.10	364-Day Uncommitted Revolving Loan Agreement, dated as of October 26, 2016, by and between EQT Corporation and EQT Midstream Partners, LP.	Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended September 30, 2016.
10.11(a)*	EQT GP Services, LLC 2015 Long-Term Incentive Plan, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 10.3 to EQT GP Holdings, LP's Form 8-K (#001-37380) filed on May 15, 2015.
10.11(b)*	Form of EQT GP Holdings, LP Phantom Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to EQT GP Holdings, LP's Form S-1 Registration Statement (#333-202053) filed on April 1, 2015.
10.12*	Form of EQT GP Services, LLC Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to EQT GP Holdings, LP's Form S-1 Registration Statement (#333-202053) filed on April 1, 2015.
10.13(a)*	EQT Midstream Services, LLC 2012 Long-Term Incentive Plan, dated as of July 2, 2012.	Incorporated herein by reference to Exhibit 10.5 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on July 2, 2012.
10.13(b)*	Form of EQT Midstream Partners, LP Phantom Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to EQT Midstream Partners, LP's Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

Exhibits	Description	Method of Filing
10.14*	Form of EQT Midstream Services, LLC Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.15 to Amendment No. 3 to EQT Midstream Partners, LP's Form S-1 Registration Statement (#333-179487) filed on June 5, 2012.
10.15(a)	Sublease Agreement, effective as of March 1, 2011, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to EQT Midstream Partners, LP's Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.15(b)	Amendment of Sublease Agreement, dated as of April 5, 2012, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to EQT Midstream Partners, LP's Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.16	EQT Guaranty dated as of April 25, 2012, executed by EQT Corporation in favor of Equitrans, L.P.	Incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to EQT Midstream Partners, LP's Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.17
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 18679-852, dated as of December 20, 2013, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 10.16 to EQT Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2013.
10.18
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 20242-852, dated as of September 24, 2014, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 10.5 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended September 30, 2015.
10.19
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. CW2250463-1296, dated as of January 8, 2016, as amended through December 20, 2017, by and between Equitrans, L.P. and EQT Energy, LLC.
Filed herewith as Exhibit 10.19.
10.20(a)
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
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.
10.20(b)
Amendment No. 1 to Jupiter Gas Gathering Agreement, dated as of December 17, 2014, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.24(b) to EQT Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2015.
10.20(c)
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
Incorporated herein by reference to Exhibit 10.24(c) to EQT Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2015.
10.20(d)
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

Exhibits	Description	Method of Filing
10.20(e)	Amendment No. 4 to Jupiter Gas Gathering Agreement, dated as of June 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.	Incorporated herein by reference to Exhibit 10.2 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended June 30, 2017.
10.20(f)
Amendment No. 5 to Jupiter Gas Gathering Agreement, dated as of October 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks (***) because confidential treatment for those terms has been requested from the SEC. The redacted material has been separately filed with the SEC.
Filed herewith as Exhibit 10.20(f).
10.21(a)
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
Incorporated herein by reference to Exhibit 10.2 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on March 31, 2015.
10.21(b)
Amendment No. 1 to Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, dated as of September 18, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.25(b) to EQT Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2015.
10.21(c)
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
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended March 31, 2017.
10.22(a)
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
Incorporated herein by reference to Exhibit 10.3 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on March 31, 2015.
10.22(b)
Amendment No. 1 to Gas Gathering Agreement for the WG-100 Gas Gathering System, dated as of April 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended June 30, 2017.
10.23(a)
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
Incorporated herein by reference to Exhibit 10.1 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on March 31, 2015.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

Exhibits	Description	Method of Filing
10.23(b)
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
10.23(c)
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
Incorporated herein by reference to Exhibit 10.25(c) to EQT Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2016.
10.24*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of September 10, 2016, by and between EQT Corporation and Jimmi Sue Smith.	Incorporated herein by reference to Exhibit 10.11 to EQT Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2016.
12.1	Ratio of Earnings to Fixed Charges.	Filed herewith as Exhibit 12.1.
21.1	List of Subsidiaries of EQT GP Holdings, LP.	Filed herewith as Exhibit 21.1.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith as Exhibit 23.1.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
99.1	Named Executive Officer Compensation 2017 Peer Companies (General Industry).	Incorporated herein by reference to Exhibit 99.2 to EQT Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2016.
99.2	Named Executive Officer Compensation 2018 Peer Companies (General Industry).	Filed herewith as Exhibit 99.2.
99.3	Non-GAAP Financial Information.	Filed herewith as Exhibit 99.3.
101	Interactive Data File.	Filed herewith as Exhibit 101.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQT GP Holdings, LP

By: EQT GP Services, LLC, its General Partner

By:	/s/ STEVEN T. SCHLOTTERBECK
Steven T. Schlotterbeck
President and Chief Executive Officer
February 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN T. SCHLOTTERBECK	President, Chief Executive Officer and Director	February 15, 2018
Steven T. Schlotterbeck
(Principal Executive Officer)

/s/ ROBERT J. MCNALLY	Senior Vice President, Chief Financial Officer and Director	February 15, 2018
Robert J. McNally
(Principal Financial Officer)

/s/ JIMMI SUE SMITH	Chief Accounting Officer	February 15, 2018
Jimmi Sue Smith
(Principal Accounting Officer)

/s/ KIMBERLY T. FLEMING	Director	February 15, 2018
Kimberly T. Fleming

/s/ LEWIS B. GARDNER	Director	February 15, 2018
Lewis B. Gardner

/s/ MARK S. LEWIS	Director	February 15, 2018
Mark S. Lewis

/s/ DAVID L. PORGES	Chairman	February 15, 2018
David L. Porges

/s/ STEPHEN A. THORINGTON	Director	February 15, 2018
Stephen A. Thorington