Form 10-Q/A
period 2018-03-31
EQT GP Holdings, LP
filed 2018-06-18
CIK 1632933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER 001-37380

EQT GP Holdings, LP

(Exact name of registrant as specified in its charter)

DELAWARE	30-0855134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip code)

(412) 553-5700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	(Do not check if a	Accelerated Filer	☐	Emerging Growth Company ☐
Non-Accelerated Filer	☐	smaller reporting company)	Smaller Reporting Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of March 31, 2018, there were 266,165,000 Common Units outstanding.

Explanatory Note

EQT GP Holdings, LP (EQGP) originally filed its Quarterly Report on Form 10-Q for the period ended March 31, 2018 (the Original Filing) with the Securities and Exchange Commission (SEC) on April 26, 2018. EQGP is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the Form 10-Q/A and, together with the Original Filing, the Form 10-Q) solely to re-file Exhibit 10.1 to the Original Filing in response to comments from the SEC in connection with EQGP’s request for confidential treatment of certain portions of the Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of April 6, 2018 and filed as Exhibit 10.1 to the Original Filing.

Except for the foregoing, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or update any disclosures contained in the Original Filing, which continues to speak as of the date of the Original Filing (including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing, and such forward-looking statements should be read in their historical context). Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and EQGP’s other filings made with the SEC subsequent to the Original Filing.

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

Incorporated by reference herein to Exhibit 2.1 to Form 8-K (#001-37380) filed on April 26, 2018

2.2	Incentive Distribution Rights Purchase and Sale Agreement, dated as of April 25, 2018, by and among EQT GP Holdings, LP, Rice Midstream GP Holdings LP and EQT Corporation.	Incorporated by reference herein to Exhibit 2.3 to Form 8-K (#001-37380) filed on April 26, 2018

2.3

Contribution and Sale Agreement, dated as of April 25, 2018, by and among EQT Corporation, Rice Midstream Holdings LLC, EQT Midstream Partners, LP and EQM Gathering Holdings, LLC. EQT Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

Incorporated by reference herein to Exhibit 2.2 to Form 8-K (#001-37380) filed on April 26, 2018

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

Filed herewith as Exhibit 10.1

10.2

364-Day Term Loan Agreement, dated as of April 25, 2018, by and among EQT Midstream Partners, LP, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto.

Incorporated by reference herein to Exhibit 10.1 to Form 8-K (#001-37380) filed on April 26, 2018

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Previously filed

101	Interactive Data File	Previously filed

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

EQT GP Holdings, LP
(Registrant)

By:	EQT GP Services, LLC, its General Partner

By:	/s/ Robert J. McNally
Robert J. McNally
Senior Vice President and Chief Financial Officer

Date: June 18, 2018