Form 10-Q
period 2018-09-30
EQGP Holdings, LP
filed 2018-10-25
CIK 1632933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-37380

EQGP Holdings, LP
(Exact name of registrant as specified in its charter)

DELAWARE	30-0855134
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

625 Liberty Avenue, Suite 2000, Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip code)

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

As of September 30, 2018, there were 302,458,766 Common Units outstanding.

EQGP HOLDINGS, LP AND SUBSIDIARIES

Glossary of Commonly Used Terms, Abbreviations and Measurements
adjusted EBITDA – a supplemental non-GAAP (as defined below) financial measure defined by EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) and subsidiaries (collectively, EQM) as net income attributable to EQM plus net interest expense, depreciation, amortization of intangible assets, Preferred Interest (as defined below) payments, non-cash long-term compensation expense and transaction costs less equity income, AFUDC – equity (as defined below) and adjusted EBITDA of assets prior to acquisition.
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

Abbreviations	Measurements
ARO - asset retirement obligations	Btu = one British thermal unit
ASU – Accounting Standards Update	BBtu = billion British thermal units
FASB – Financial Accounting Standards Board	Bcf = billion cubic feet
FERC – Federal Energy Regulatory Commission	Dth = dekatherm or million British thermal units
GAAP – United States Generally Accepted Accounting Principles	Mcf = thousand cubic feet
IDRs – incentive distribution rights	MMBtu = million British thermal units
IPO – Initial Public Offering	MMcf = million cubic feet
IRS – Internal Revenue Service	MMgal = million gallons
SEC – Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
EQGP HOLDINGS, LP AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited) (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands, except per unit amounts)
Operating revenues (2)	$364,584	$206,293	$1,110,307	$603,180
Operating expenses:
Operating and maintenance (3)	48,092	19,589	118,534	54,721
Selling, general and administrative (3)	31,619	19,301	94,229	54,314
Depreciation	43,567	22,244	126,957	64,191
Amortization of intangible assets	10,387	—	31,160	—
Total operating expenses	133,665	61,134	370,880	173,226
Operating income	230,919	145,159	739,427	429,954
Equity income (4)	16,087	6,025	35,836	15,413
Other income	1,345	637	3,193	3,576
Net interest expense (5)	40,966	9,414	76,661	25,994
Net income	207,385	142,407	701,795	422,949
Net income attributable to noncontrolling interests	109,896	75,463	355,355	231,299
Net income attributable to EQGP Holdings, LP	$97,489	$66,944	$346,440	$191,650

Calculation of limited partner interest in net income:
Net income attributable to EQGP Holdings, LP	$97,489	$66,944	$346,440	$191,650
Less pre-acquisition net income allocated to parent	(2,386)	—	(78,775)	—
Limited partner interest in net income	$95,103	$66,944	$267,665	$191,650

Net income per common unit – basic and diluted	$0.31	$0.25	$0.94	$0.72
Weighted average common units outstanding – basic and diluted	302,490	266,186	284,342	266,185

Cash distributions declared per unit (6)	$0.315	$0.228	$0.879	$0.629

(1)
As discussed in Note A, the consolidated financial statements of EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) (EQGP) have been retrospectively recast to include the pre-acquisition results of Rice Olympus Midstream LLC (ROM), Strike Force Midstream Holdings LLC (Strike Force) and Rice West Virginia Midstream LLC (Rice WV), which were acquired by EQM effective on May 1, 2018 (the May 2018 Acquisition), and Rice Midstream Partners LP (RMP), which was acquired by EQM effective on July 23, 2018 (the EQM-RMP Merger), because these transactions were between entities under common control.

(2)
Operating revenues included affiliate revenues from EQT Corporation and subsidiaries (collectively, EQT) of $276.9 million and $154.2 million for the three months ended September 30, 2018 and 2017, respectively, and $827.8 million and $445.8 million for nine months ended September 30, 2018 and 2017, respectively. See Note F.

(3)
Operating and maintenance expense included charges from EQT of $14.0 million and $10.7 million for the three months ended September 30, 2018 and 2017, respectively, and $38.4 million and $29.8 million for the nine months ended September 30, 2018 and 2017, respectively. Selling, general and administrative expense included charges from EQT of $28.3 million and $18.6 million for the three months ended September 30, 2018 and 2017, respectively, and $80.8 million and $52.0 million for the nine months ended September 30, 2018 and 2017, respectively. See Note F.

(4)	Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note G.

(5)
Net interest expense included interest income on the Preferred Interest in EES of $1.6 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $5.0 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively.

(6)	Represents the cash distributions declared related to the period presented. See Note J.

The accompanying notes are an integral part of these consolidated financial statements.

EQGP HOLDINGS, LP AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited) (1)

	Nine Months Ended September 30,
	2018	2017
	(Thousands)
Cash flows from operating activities:
Net income	$701,795	$422,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	126,957	64,191
Amortization of intangible assets	31,160	—
Equity income	(35,836)	(15,413)
AFUDC – equity	(3,585)	(4,128)
Non-cash long-term compensation expense	1,553	451
Changes in other assets and liabilities:
Accounts receivable	2,193	(1,106)
Accounts payable	28,172	1,848
Due to/from EQT affiliates	(11,720)	7,271
Other assets and other liabilities	22,320	3,503
Net cash provided by operating activities	863,009	479,566
Cash flows from investing activities:
Capital expenditures	(616,365)	(224,591)
Capital contributions to the MVP Joint Venture	(446,049)	(103,448)
May 2018 Acquisition from EQT	(1,193,160)	—
Principal payments received on the Preferred Interest	3,281	3,103
Net cash used in investing activities	(2,252,293)	(324,936)
Cash flows from financing activities:
Proceeds from credit facility borrowings of EQM and RMP	2,524,000	334,000
Payments on credit facility borrowings of EQM and RMP	(2,968,000)	(229,000)
Proceeds from EQM's issuance of long-term debt	2,500,000	—
EQM debt discount and issuance costs	(34,249)	(2,257)
Net proceeds from / (payments on) the EQGP Working Capital Facility	32	(55)
Distributions paid to noncontrolling interest unitholders of EQM and RMP	(298,752)	(157,210)
Distributions paid to noncontrolling interest in Strike Force Midstream LLC	(750)	—
Distributions paid to EQGP unitholders	(226,167)	(153,844)
Acquisition of 25% of Strike Force Midstream LLC	(175,000)	—
Capital contributions	15,672	216
Net contributions from EQT	3,660	—
Net cash provided by (used in) financing activities	1,340,446	(208,150)

Net change in cash and cash equivalents	(48,838)	(53,520)
Cash and cash equivalents at beginning of period	54,900	60,453
Cash and cash equivalents at end of period	$6,062	$6,933

Cash paid during the period for:
Interest, net of amount capitalized	$42,655	$31,093

Non-cash activity during the period for:
(Decrease) increase in capital contribution receivable from EQT	$(11,758)	$758

(1)
As discussed in Note A, the consolidated financial statements of EQGP have been retrospectively recast to include the pre-acquisition results of the May 2018 Acquisition and the EQM-RMP Merger because these transactions were between entities under common control.

The accompanying notes are an integral part of these consolidated financial statements.

EQGP HOLDINGS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited) (1)

	September 30, 2018	December 31, 2017
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$6,062	$54,900
Accounts receivable (net of allowance for doubtful accounts of $717 and $446 as of September 30, 2018 and December 31, 2017, respectively)	58,358	60,551
Accounts receivable – affiliate	167,481	158,720
Other current assets	9,394	14,367
Total current assets	241,295	288,538

Property, plant and equipment	6,127,076	5,516,504
Less: accumulated depreciation	(518,718)	(405,665)
Net property, plant and equipment	5,608,358	5,110,839

Investment in unconsolidated entity	1,300,430	460,546
Goodwill	1,384,872	1,384,872
Intangible assets, net	586,500	617,660
Other assets	146,685	137,179
Total assets	$9,268,140	$7,999,634

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$134,027	$105,273
Due to related party	44,285	35,453
Capital contribution payable to MVP Joint Venture	463,733	105,734
Accrued interest	46,165	11,067
Accrued liabilities	16,401	20,995
Total current liabilities	704,611	278,522

Credit facility borrowings of EQM and RMP	22,000	466,000
EQM senior notes	3,455,296	987,352
Regulatory and other long-term liabilities	31,010	29,633
Total liabilities	4,212,917	1,761,507

Equity:
Predecessor equity	—	2,350,913
Predecessor noncontrolling interests	—	1,738,993
Common (302,458,766 and 266,165,000 common units issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	299,927	(1,013,913)
Noncontrolling interests of EQM	4,755,296	3,162,134
Total equity	5,055,223	6,238,127
Total liabilities and equity	$9,268,140	$7,999,634

(1)
As discussed in Note A, the consolidated financial statements of EQGP have been retrospectively recast to include the pre-acquisition results of the May 2018 Acquisition and the EQM-RMP Merger because these transactions were between entities under common control.

The accompanying notes are an integral part of these consolidated financial statements.

EQGP HOLDINGS, LP AND SUBSIDIARIES
Statements of Consolidated Equity (Unaudited) (1)

	Predecessor Equity	Predecessor noncontrolling interests	Common	Noncontrolling interests of EQM	Total Equity
	(Thousands)
Balance at January 1, 2017	$—	$—	$(1,077,100)	$3,069,822	$1,992,722
Net income	—	—	191,650	231,299	422,949
Capital contributions	—	—	2,624	—	2,624
Equity-based compensation plans	—	—	261	190	451
Distributions paid to noncontrolling interest unitholders of EQM	—	—	—	(157,210)	(157,210)
Distributions paid to EQGP unitholders	—	—	(153,844)	—	(153,844)
Balance at September 30, 2017	$—	$—	$(1,036,409)	$3,144,101	$2,107,692

Balance at January 1, 2018	$2,350,913	$1,738,993	$(1,013,913)	$3,162,134	$6,238,127
Net income	78,775	88,813	267,665	266,542	701,795
Capital contributions	—	—	3,917	—	3,917
Equity-based compensation plans	260	662	350	281	1,553
Distributions paid to noncontrolling interest unitholders of EQM and RMP	(24,513)	(43,877)	—	(230,362)	(298,752)
Distributions paid to EQGP unitholders	—	—	(226,167)	—	(226,167)
Changes in ownership, net (2)	(145)	145	298,879	(298,879)	—
Net contributions from EQT	3,660	—	—	—	3,660
Net distributions paid to noncontrolling interest of Strike Force Midstream LLC	—	(750)	—	—	(750)
Acquisition of 25% of Strike Force Midstream LLC	—	(176,068)	1,068	—	(175,000)
May 2018 Acquisition from EQT (3)	(1,436,297)	—	243,137	—	(1,193,160)
EQM-RMP Merger (3)	(972,653)	(1,607,918)	724,991	1,855,580	—
Balance at September 30, 2018	$—	$—	$299,927	$4,755,296	$5,055,223

(1)
As discussed in Note A, the consolidated financial statements of EQGP have been retrospectively recast to include the pre-acquisition results of the May 2018 Acquisition and the EQM-RMP Merger because these transactions were between entities under common control.

(2)	EQGP recorded an increase to common units and a corresponding decrease to noncontrolling interests to reflect the change in the noncontrolling interest's ownership in EQM's net assets. See Note B.

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

EQGP HOLDINGS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

A.	Financial Statements
Organization and Basis of Presentation
EQGP owns EQT's partnership interests in EQM, a growth-oriented Delaware limited partnership. EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC) (EQM General Partner), is a direct wholly owned subsidiary of EQGP and is the general partner of EQM. EQGP Services, LLC (formerly known as EQT GP Services, LLC) (EQGP General Partner), is an indirect wholly owned subsidiary of EQT and is the general partner of EQGP. EQGP was formed under the name EQT GP Holdings, LP and changed its name to EQGP Holdings, LP in October 2018.
EQGP has no independent operations or material assets other than its partnership interests in EQM (see Note K). EQGP's financial statements differ from those of EQM primarily as a result of noncontrolling interest ownership attributable to the publicly held limited partner interests in EQM and additional expenses incurred by EQGP, which include selling, general and administrative expenses and net interest expense or income.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQGP as of September 30, 2018 and December 31, 2017, the results of its operations for the three and nine months ended September 30, 2018 and 2017, and its cash flows and equity for the nine months ended September 30, 2018 and 2017. Certain previously reported amounts have been reclassified to conform to the current year presentation. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
EQGP's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the May 2018 Acquisition and the EQM-RMP Merger because these transactions were between entities under common control. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of EQT's merger with Rice Energy Inc. (Rice) (the Rice Merger). EQM recorded the assets and liabilities acquired in the May 2018 Acquisition and the EQM-RMP Merger at their carrying amounts to EQT on the effective dates of the transactions. The consolidated financial statements are not necessarily indicative of the actual results of operations if EQM and the assets acquired in the May 2018 Acquisition and the EQM-RMP Merger had been operated together during the pre-acquisition periods.
Due to the seasonal nature of EQM's utility customer contracts, the interim statements for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The standard primarily affects accounting for equity investments, financial liabilities under the fair value option, the presentation and disclosure requirements for financial instruments and eliminates the cost method of accounting for equity investments. EQGP adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires an entity to record assets and obligations for contracts currently recognized as operating leases. In July 2018, the FASB also targeted improvements to this ASU in ASU 2018-11. This update provides entities with an optional transition method, which permits an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. EQGP has elected to utilize the optional transition method. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. EQGP is utilizing a lease accounting system to document its current population of contracts classified as leases, which will be updated as EQGP's lease population changes. EQGP continues to evaluate new business processes and related internal controls and is assessing and documenting the accounting impacts related to the new standard. Although the evaluation is ongoing, EQGP expects that the adoption will impact its financial statements as the standard requires recognition on the balance sheet of a right of use asset and corresponding lease liability.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The ASU will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. EQGP is currently evaluating the effect this standard will have on its financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test of Goodwill Impairment. ASU 2017-04 simplifies the quantitative goodwill impairment test requirements by eliminating the requirement to calculate the implied fair value of goodwill. Instead, a company would record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. The standard’s provisions are to be applied prospectively. EQGP adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes to the hierarchy associated with Level 1, 2 and 3 fair value measurements and the related disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. EQGP is currently evaluating the effect this standard will have on its financial statements and related disclosures but does not expect the adoption of this standard to have a material impact on its financial statements and related disclosures.

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
EQM-RMP Merger
On April 25, 2018, EQM entered into an Agreement and Plan of Merger (the Merger Agreement) with RMP, Rice Midstream Management LLC, the general partner of RMP (the RMP General Partner), the EQM General Partner, EQM Acquisition Sub, LLC, a wholly owned subsidiary of EQM (Merger Sub), EQM GP Acquisition Sub, LLC, a wholly owned subsidiary of EQM (GP Merger Sub), and, solely for certain limited purposes set forth therein, EQT. Pursuant to the Merger Agreement, on July 23, 2018, Merger Sub and GP Merger Sub merged with and into RMP and the RMP General Partner, respectively, with RMP and the RMP General Partner surviving as wholly owned subsidiaries of EQM. Pursuant to the Merger Agreement, each RMP common unit issued and outstanding immediately prior to the effective time of the EQM-RMP Merger was converted into the right to receive 0.3319 EQM common units (the Merger Consideration), the issued and outstanding IDRs of RMP were canceled and each outstanding award of phantom units in respect of RMP common units fully vested and converted into the right to receive the Merger Consideration, less applicable tax withholding, in respect of each RMP common unit subject thereto. The aggregate Merger Consideration consisted of approximately 34 million EQM common units of which 9,544,530

EQM common units were received by an indirect wholly owned subsidiary of EQT. As a result of the EQM-RMP Merger, RMP's common units are no longer publicly traded.
As a result of the recast, EQM recognized approximately $1,384.9 million of goodwill. The goodwill value was based on a valuation performed by EQT as of November 13, 2017 with regard to the Rice Merger. EQT recorded goodwill as the excess of the estimated enterprise value of RMP, ROM, Strike Force and Rice WV over the sum of the fair value amounts allocated to the assets and liabilities of RMP, ROM, Strike Force and Rice WV. Goodwill was attributed to additional growth opportunities, synergies and operating leverage within the Gathering segment. Prior to the recast, EQM had no goodwill. The following table summarizes the allocation of the fair value of the assets and liabilities of RMP, ROM, Strike Force and Rice WV as of November 13, 2017 through pushdown accounting from EQT. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as EQT continues to finalize the fair value estimates.

At November 13, 2017
(Thousands)
Estimated fair value of RMP, ROM, Strike Force and Rice WV (1)	$4,014,984

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Current assets (2)	132,459
Intangible assets (3)	623,200
Property and equipment, net (4)	2,265,900
Other non-current assets	118
Current liabilities (2)	(116,242)
RMP $850 Million Facility (5)	(266,000)
Other non-current liabilities (5)	(9,323)
Total estimated fair value of assets acquired and liabilities assumed	2,630,112
Goodwill	$1,384,872

(1)	Includes the estimated fair value attributable to noncontrolling interest of $166 million.

(2)	The fair value of current assets and current liabilities were assumed to approximate their carrying values.

(3)
The identifiable intangible assets for customer relationships were estimated by applying a discounted cash flow approach which was adjusted for customer attrition assumptions and projected market conditions.

(4)	The estimated fair value of long-lived property and equipment were determined utilizing estimated replacement cost adjusted for a usage or obsolescence factor.

(5)	The estimated fair value of long-term liabilities was determined utilizing observable market inputs where available or estimated based on their then current carrying values.
As a result of the recast, EQM also recognized approximately $623.2 million in intangible assets. These intangible assets were valued by EQT based upon the estimated fair value of the customer contracts as of November 13, 2017. The customer contracts were assigned a useful life of 15 years and are amortized on a straight-line basis. Amortization expense for the three and nine months ended September 30, 2018 was $10.4 million and $31.2 million, respectively. As of September 30, 2018 and December 31, 2017, accumulated amortization was $36.7 million and $5.5 million, respectively. There was no amortization expense recognized for the three and nine months ended September 30, 2017. The estimated annual amortization expense over the next five years is $41.5 million.
As a result of the recast, EQM recognized a liability for AROs related to dismantling, reclaiming and disposing of the water services assets. Based on an estimate of the timing and amount of their settlement, EQM recorded a liability and capitalized a corresponding amount to asset retirement costs. The liability was estimated using the present value of expected future cash flows, adjusted for inflation and discounted at EQM's credit-adjusted, risk-free rate. The current portion of the AROs was recorded in regulatory and other long-term liabilities on the consolidated balance sheets. The following table presents a reconciliation of the AROs for the periods from November 13, 2017 through September 30, 2018.

Asset Retirement Obligations
(Thousands)
Balance at November 13, 2017	$9,286
Accretion expense	35
Balance at December 31, 2017	$9,321
Accretion expense	321
Balance at September 30, 2018	$9,642
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
Investment in RMP IDRs
On May 22, 2018, pursuant to an Incentive Distribution Rights Purchase and Sale Agreement dated April 25, 2018, by and among EQT, Rice Midstream GP Holdings LP (Rice Midstream GP Holdings), a wholly owned subsidiary of EQT that owned the RMP IDRs, and EQGP (the IDR Purchase Agreement), EQGP acquired all of the issued and outstanding RMP IDRs in exchange for 36,293,766 EQGP common units (the IDR Transaction). The IDR Purchase Agreement provided for the forfeiture of a portion of the EQGP common units if the EQM-RMP Merger was not complete by December 31, 2018. The investment in RMP IDRs was a transfer of financial assets between entities under common control. The fair value of $865 million was based on a discounted cash flow model, which is a Level 2 measurement. Pursuant to the terms of the Merger Agreement, the RMP IDRs were canceled at the completion of the EQM-RMP Merger and the value of the RMP IDRs will be realized through the EQM IDRs.

C.	Revenue from Contracts with Customers
As discussed in Note A, EQGP adopted ASU No. 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method of adoption. EQGP applied the standard to all open contracts as of the date of initial application. Adoption of the standard did not require an adjustment to the opening balance of equity and did not materially change EQGP's amount or timing of revenues.
For the three and nine months ended September 30, 2018 and 2017, all revenues recognized on EQM's statements of consolidated operations are from contracts with customers. As of September 30, 2018 and December 31, 2017, all receivables recorded on EQM's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Gathering, Transmission and Storage Service Contracts. EQM provides gathering, transmission and storage services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline or storage capacity. Volumetric-based fees can also be charged under firm contracts for each firm volume actually transported, gathered or stored as well as for volumes transported, gathered or stored in excess of the firm contracted volume. Interruptible service contracts include volumetric-based fees, which are charges for the volume of gas gathered, transported or stored and generally do not guarantee access to the pipeline or storage facility. These contracts can be short or long-term. Firm and interruptible contracts are billed at the end of each calendar month, with payment typically due within 21 days.
Under a firm contract, EQM has a stand-ready obligation to provide the service over the life of the contract. The performance obligation for firm reservation fee revenue is satisfied over time as the pipeline capacity is made available to the customer. As such, EQM recognizes firm reservation fee revenue evenly over the contract period, using a time-elapsed output method to measure progress. The performance obligation for volumetric-based fee revenue is generally satisfied upon EQM's monthly billing to the customer for volumes gathered, transported or stored during the month. The amount billed corresponds directly to the value of EQM's performance to date as the customer obtains value as each volume is gathered, transported or stored.
Certain of EQM's gas gathering agreements are structured with minimum volume commitments (MVCs), which specify minimum quantities for which a customer will be charged regardless of quantities gathered under the contract. Revenue is recognized for MVCs when the performance obligation has been met, which is the earlier of when the gas is gathered or when it is remote that the producer will be able to meet its MVC.

Water Service Contracts. EQM's water service revenues represent fees charged by EQM for the delivery of fresh water to a customer at a specified delivery point and for the collection and recycling or disposal of flowback and produced water. All of EQM’s water service revenues are generated pursuant to variable price per volume contracts with customers. For fresh water service contracts, the only performance obligation in each contract is for EQM to provide water (usually a minimum daily volume of water) to the customer at a designated delivery point. For flowback and produced water, the performance obligation is collection and disposition of the water which typically occur within the same day. For all water service arrangements, the customer is typically invoiced on a monthly basis with payment due 21 days after the receipt of the invoice.
Summary of Disaggregated Revenues. The tables below provide disaggregated revenue information by EQM business segment.

	Three Months Ended September 30, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$112,598	$82,669	$—	$195,267
Volumetric based fee revenues:
Usage fees under firm contracts (1)	8,661	5,331	—	13,992
Usage fees under interruptible contracts (2)	131,602	1,350	—	132,952
Total volumetric based fee revenues	140,263	6,681	—	146,944
Water service revenues	—	—	22,373	22,373
Total operating revenues	$252,861	$89,350	$22,373	$364,584

	Nine Months Ended September 30, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$334,233	$262,666	$—	$596,899
Volumetric based fee revenues:
Usage fees under firm contracts (1)	30,725	13,981	—	44,706
Usage fees under interruptible contracts (2)	366,482	8,782	—	375,264
Total volumetric based fee revenues	397,207	22,763	—	419,970
Water service revenues	—	—	93,438	93,438
Total operating revenues	$731,440	$285,429	$93,438	$1,110,307

(1)	Includes fees on volumes gathered and transported in excess of firm contracted capacity as well as usage fees and fees on all volumes transported under firm contracts.

(2)	Includes volumes from contracts under which EQM has agreed to hold capacity available without charging a capacity reservation fee.
Summary of Remaining Performance Obligations. The following table summarizes the transaction price allocated to EQM's remaining performance obligations under all contracts with firm reservation fees and MVCs as of September 30, 2018.

	2018 (1)	2019	2020	2021	2022	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$113,018	$476,270	$552,197	$562,196	$562,196	$2,834,111	$5,099,988
Gathering revenues supported by MVCs	—	65,700	71,370	71,175	71,175	136,875	416,295
Transmission firm reservation fees	94,077	346,893	344,328	339,588	334,522	2,477,808	3,937,216
Total	$207,095	$888,863	$967,895	$972,959	$967,893	$5,448,794	$9,453,499

(1)	October 1 through December 31
Based on total projected contractual revenues, including projected contractual revenues from additional pipeline capacity that will result from expansion projects that are not yet fully constructed, EQM's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 8 and 15 years, respectively, as of December 31, 2017.

D.	Equity and Net Income per Limited Partner Unit
EQGP Equity. As of September 30, 2018, EQT indirectly held 276,008,766 EQGP common units, representing a 91.3% limited partner interest, and the entire non-economic general partner interest in EQGP.
Net Income per Limited Partner Unit. Net income attributable to the May 2018 Acquisition and the EQM-RMP Merger for the periods prior to May 1, 2018 and July 23, 2018, respectively, was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these pre-acquisition amounts were not available to the EQM unitholders. The weighted average phantom unit awards included in the calculation of basic weighted average limited partner units outstanding was 31,602 and 20,750 for the three months ended September 30, 2018 and 2017, respectively, and 30,142 and 19,706 for the nine months ended September 30, 2018 and 2017, respectively.
EQM Equity. The following table summarizes EQM's limited partner common units and general partner units issued from January 1, 2018 through September 30, 2018. There were no issuances in 2017.

	EQM Limited Partner Common Units	EQM General Partner Units	Total
Balance at January 1, 2018	80,581,758	1,443,015	82,024,773
Common units issued (1)	9,608	—	9,608
May 2018 Acquisition consideration	5,889,282	—	5,889,282
Common units issued with the EQM-RMP Merger	33,975,777	—	33,975,777
Balance at September 30, 2018	120,456,425	1,443,015	121,899,440

(1)	Units issued upon a resignation from the EQM General Partner's Board of Directors in February 2018.
As of September 30, 2018, EQGP owned 21,811,643 EQM common units, representing a 17.9% limited partner interest, 1,443,015 EQM general partner units, representing a 1.2% general partner interest, and all of the IDRs in EQM. As of September 30, 2018, EQT owned 15,433,812 EQM common units, representing a 12.7% limited partner interest in EQM.

E.	Financial Information by Business Segment
Prior to the EQM-RMP Merger, all of EQM's operating activities were conducted through two business segments: Gathering and Transmission. Following the EQM-RMP Merger, EQM adjusted its internal reporting structure to incorporate the newly acquired assets consistent with how EQM's chief operating decision maker reviews its business operations. EQM now conducts its business through three business segments: Gathering, Transmission and Water. Gathering primarily includes high pressure gathering lines and the FERC-regulated low pressure gathering system. Transmission includes EQM's FERC-regulated interstate pipeline and storage business. Water includes water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities. EQM has recast the corresponding segment information for the period in which RMP was under the common control of EQT, which began on November 13, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Revenues from external customers (including affiliates):
Gathering	$252,861	$116,522	$731,440	$330,996
Transmission	89,350	89,771	285,429	272,184
Water	22,373	—	93,438	—
Total operating revenues	$364,584	$206,293	$1,110,307	$603,180

Operating income (loss):
Gathering	$177,902	$85,932	$510,755	$243,061
Transmission	58,691	59,770	198,784	189,237
Water	(3,093)	—	35,627	—
Headquarters	(2,581)	(543)	(5,739)	(2,344)
Total operating income	$230,919	$145,159	$739,427	$429,954

Reconciliation of operating income to net income:
Equity income (1)	16,087	6,025	35,836	15,413
Other income	1,345	637	3,193	3,576
Net interest expense	40,966	9,414	76,661	25,994
Net income	$207,385	$142,407	$701,795	$422,949

(1)	Equity income is included in the Transmission segment.

	September 30, 2018	December 31, 2017
	(Thousands)
Segment assets:
Gathering	$6,131,380	$5,656,094
Transmission (1)	2,833,519	1,947,566
Water	177,126	208,273
Total operating segments	9,142,025	7,811,933
Headquarters, including cash	126,115	187,701
Total assets	$9,268,140	$7,999,634

(1)
The equity investment in the MVP Joint Venture was included in the headquarters segment prior to June 30, 2018. As of June 30, 2018, the investment in the MVP Joint Venture was included in the Transmission segment and the amount at December 31, 2017 has been recast to conform with this presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Depreciation:
Gathering	$25,359	$9,983	$72,309	$28,398
Transmission	12,357	12,261	37,228	35,793
Water	5,851	—	17,420	—
Total	$43,567	$22,244	$126,957	$64,191

Expenditures for segment assets:
Gathering	$194,477	$48,182	$515,072	$150,728
Transmission	37,626	22,312	84,517	73,679
Water	7,981	—	17,358	—
Total (1)	$240,084	$70,494	$616,947	$224,407

(1)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures in the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $91.3 million, $84.6 million and $90.7 million at September 30, 2018, June 30, 2018 and December 31, 2017, respectively. Accrued capital expenditures were approximately $26.5 million, $31.2 million and $26.7 million at September 30, 2017, June 30, 2017 and December 31, 2016, respectively.

F.	Related Party Transactions
In the ordinary course of business, EQGP and EQM engage in transactions with EQT and its affiliates including, but not limited to, gas gathering agreements, transportation service and precedent agreements, storage agreements and water services agreements. EQGP and EQM each have an omnibus agreement with EQT. Pursuant to the omnibus agreements, EQT performs centralized corporate, general and administrative services for EQGP and EQM. In exchange, EQGP and EQM reimburse EQT for the expenses incurred by EQT in providing these services. EQM's omnibus agreement also provides for certain indemnification obligations between EQM and EQT. Pursuant to a secondment agreement, employees of EQT and its affiliates may be seconded to EQM to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM. EQM reimburses EQT and its affiliates for the services provided by the seconded employees. The expenses for which EQGP and EQM reimburse EQT and its affiliates may not necessarily reflect the actual expenses that EQGP and EQM would incur on a stand-alone basis. EQGP and EQM are unable to estimate what those expenses would be on a stand-alone basis.
In connection with the completion of the Rice Merger, RMP, EQT and other affiliates entered into an amended and restated omnibus agreement (the Amended RMP Omnibus Agreement). Pursuant to the Amended RMP Omnibus Agreement, EQT performed centralized corporate general and administrative services for RMP. In exchange, RMP reimbursed EQT for the expenses incurred by EQT in providing these services. Following the completion of the EQM-RMP Merger, RMP reimburses EQT for the expenses incurred by EQT providing services to RMP and its subsidiaries under the EQM Omnibus Agreement. The Amended RMP Omnibus Agreement continues in existence for purposes of certain indemnification obligations that survived the merger.

G.	Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of September 30, 2018. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions require the approval of owners holding more than a 66 2/3% interest in the MVP Joint Venture and no one member owns more than a 66 2/3% interest. The MVP Joint Venture is an equity method investment for accounting purposes as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. As of September 30, 2018, EQM had a 32.7% ownership interest in the MVP Southgate project and will operate the pipeline.

In September 2018, the MVP Joint Venture issued a capital call notice to MVP Holdco, LLC (MVP Holdco), a direct wholly owned subsidiary of EQM, for $456.0 million, of which $175.2 million was paid as of October 2018, and $280.8 million is expected to be paid in the fourth quarter of 2018. In addition, in September 2018, the MVP Joint Venture issued a capital call notice to MVP Holdco for $7.7 million for funding of the MVP Southgate project that is expected to be paid in the fourth quarter of 2018. The capital contribution payables have been reflected on the consolidated balance sheet as of September 30, 2018 with corresponding increases to EQM's investment in the MVP Joint Venture.
Equity income is EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP.
As of September 30, 2018, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture. The guarantee provides performance assurances of MVP Holdco's obligations to fund its proportionate share of the MVP construction budget. As of September 30, 2018, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $1,391 million, which consists of the investment in unconsolidated entity balance on the consolidated balance sheet as of September 30, 2018 and amounts that could have become due under EQM's performance guarantee as of that date.
The following tables summarize the unaudited condensed financial statements for the MVP Joint Venture.
Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Thousands)
Current assets	$1,260,789	$330,271
Noncurrent assets	2,330,467	747,728
Total assets	$3,591,256	$1,077,999

Current liabilities	$726,528	$65,811
Equity	2,864,728	1,012,188
Total liabilities and equity	$3,591,256	$1,077,999
Condensed Statements of Consolidated Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Net interest income	$11,958	$3,227	$25,873	$8,205
AFUDC - equity	23,417	10,055	52,906	25,710
Net income	$35,375	$13,282	$78,779	$33,915

H.	Debt
EQGP Working Capital Facility. EQGP has a Working Capital Loan Agreement with EQT (the Working Capital Facility) that provides for interest bearing loans of up to $50 million outstanding at any one time. EQGP had approximately $0.2 million of borrowings outstanding under the Working Capital Facility as of September 30, 2018 and December 31, 2017, which were included in due to related party on the consolidated balance sheets. The maximum amounts of EQGP's outstanding borrowings under the Working Capital Facility was $0.2 million and $0.3 million during the nine months ended September 30, 2018 and 2017, respectively, and interest was incurred at weighted average annual interest rates of approximately 3.3% and 2.4%, respectively. EQGP expects the Working Capital Facility to be terminated at or prior to the proposed separation of EQT's production and midstream businesses (the Separation).
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
EQM had $22 million in borrowings and $1 million of letters of credit outstanding under its credit facility as of September 30, 2018. EQM had $180 million in borrowings and no letters of credit outstanding under its credit facility as of December 31, 2017. During the three and nine months ended September 30, 2018, the maximum amount of EQM's outstanding borrowings under the credit facility at any time was $74 million and $420 million, respectively, and the average daily balance was approximately $22 million and $147 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 3.7% and 3.2% for the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2017, the maximum amount of EQM's outstanding borrowings under the credit facility at any time was $177 million and the average daily balances were approximately $95 million and $32 million, respectively. Interest was incurred at a weighted average annual interest rate of approximately 2.7% for the three and nine months ended September 30, 2017. Prior to the Separation, EQM intends to increase its borrowing capacity from $1 billion up to $3 billion.
EQM 364-Day Facility. EQM has a $500 million, 364-day, uncommitted revolving loan agreement with EQT. Interest accrues on outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under the $1 Billion Facility, or a successor revolving credit facility, less the sum of (i) the then applicable commitment fee under the $1 Billion Facility and (ii) 10 basis points.
EQM had no borrowings outstanding on the 364-Day Facility as of September 30, 2018 and December 31, 2017. There were no borrowings outstanding at any time during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the maximum amount of EQM's outstanding borrowings under the credit facility at any time was $40 million and $100 million, respectively, and the average daily balances were approximately $11 million and $30 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 2.4% and 2.2% for the three and nine months ended September 30, 2017, respectively. EQM expects EQT to terminate the 364-Day Facility at or prior to the Separation.
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
RMP $850 Million Facility. RM Operating LLC (formerly known as Rice Midstream OpCo LLC) (Rice Midstream OpCo), a wholly owned subsidiary of RMP, had an $850 million credit facility. The RMP $850 Million Facility was available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay dividends and repurchase units. The RMP $850 Million Facility was secured by mortgages and other security interests on substantially all of RMP's properties and was guaranteed by RMP and its restricted subsidiaries.
As of December 31, 2017, Rice Midstream OpCo had $286 million of borrowings and $1 million of letters of credit outstanding under the RMP $850 Million Facility. For the periods from July 1, 2018 through July 23, 2018 and from January 1, 2018 through July 23, 2018, the maximum amounts of RMP's outstanding borrowings under the RMP $850 Million Facility at any time were $260 million and $375 million, respectively, and the average daily outstanding balances under the RMP $850 Million Facility were approximately $249 million and $300 million, respectively. Interest was incurred on the RMP $850 Million Facility at weighted average annual interest rates of 4.1% and 3.8% for the periods from July 1, 2018 through July 23, 2018 and from January 1, 2018 through July 23, 2018, respectively.
In connection with the completion of the EQM-RMP Merger, on July 23, 2018, EQM repaid the approximately $260 million of borrowings outstanding under the RMP $850 Million Facility and the RMP $850 Million Facility was terminated.
2018 Senior Notes. During the second quarter of 2018, EQM issued 4.75% senior notes due July 15, 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior notes due July 15, 2028 in the aggregate principal amount of $850 million and 6.50% senior notes due July 15, 2048 in the aggregate principal amount of $550 million (collectively, the 2018 Senior Notes). EQM received net proceeds from the offering of approximately $2,465.8 million, inclusive of a discount of $11.8 million and estimated debt issuance costs of $22.4 million. The net proceeds were used to repay the balances outstanding under the EQM

Term Loan Facility and the RMP $850 Million Facility, and the remainder is expected to be used for general partnership purposes. The 2018 Senior Notes were issued pursuant to new supplemental indentures to EQM's existing indenture dated August 1, 2014. The 2018 Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the EQM's assets.
As of September 30, 2018, EQGP and EQM were in compliance with all debt provisions and covenants.

I.	Fair Value Measurements
The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair value measurements. The carrying value of the credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value measurement. As EQM's senior notes are not actively traded, their fair values are considered Level 2 fair value measurements and are estimated using a standard industry income approach model that applies a discount rate based on market rates for debt with similar remaining time to maturity and credit risk. As of September 30, 2018 and December 31, 2017, the estimated fair value of EQM's senior notes was approximately $3,532 million and $1,006 million, respectively, and the carrying value of EQM's senior notes was approximately $3,455 million and $987 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Preferred Interest was approximately $122 million and $133 million, respectively, and the carrying value of the Preferred Interest was approximately $116 million and $119 million, respectively.

J.	Distributions
The following table summarizes the quarterly cash distributions declared by EQM and EQGP to their respective unitholders from January 1, 2017 through September 30, 2018.

Quarter Ended	EQM Distribution per Common Unit	EQM Total Distribution	EQM Total Distribution to EQGP	EQGP Distribution per Common Unit	EQGP Total Distribution
	(Thousands, except per unit amounts)
2017
March 31	$0.89	$104,238	$51,933	$0.191	$50,838
June 30	0.935	111,455	56,505	0.21	55,895
September 30	0.98	118,673	61,078	0.228	60,686
December 31	1.025	125,890	65,651	0.244	64,944
2018
March 31	$1.065	$132,321	$69,721	$0.258	$68,671
June 30	1.09	201,809	94,286	0.306	92,552
September 30 (1)	1.115	207,735	97,746	0.315	95,275

(1)
On October 23, 2018, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the third quarter of 2018 of $1.115 per common unit. The cash distribution will be paid on November 14, 2018 to unitholders of record at the close of business on November 2, 2018. Based on the EQM common units outstanding on October 25, 2018, cash distributions to EQGP will be approximately $24.3 million related to its limited partner interest, $2.5 million related to its general partner interest and $71.0 million related to its IDRs in EQM. The distribution amounts to EQGP related to its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2018 distribution.

On October 23, 2018, the Board of Directors of the EQGP General Partner declared a cash distribution to EQGP's unitholders for the third quarter of 2018 of $0.315 per common unit. The cash distribution will be paid on November 23, 2018 to unitholders of record at the close of business on November 2, 2018.

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
EQGP's only cash-generating assets consist of its partnership interests in EQM. As a result, EQGP's results of operations do not differ materially from the results of operations of EQM. For a discussion on the risks associated with EQM's operations, see EQGP's Annual Report on Form 10-K for the year ended December 31, 2017 and this Quarterly Report on Form 10-Q. For further discussion on the effect that EQGP's involvement in EQM has on EQGP's financial position, results of operations and cash flows, see EQGP's Annual Report on Form 10-K for the year ended December 31, 2017. For discussion on related party transactions, see Note 5 to the consolidated financial statements in EQGP's Annual Report on Form 10-K for the year ended December 31, 2017 and Note F to these consolidated financial statements.
The following table presents amounts included in EQGP's consolidated balance sheets that were for the use or obligation of EQM.

Classification	September 30, 2018	December 31, 2017
	(Thousands)
Assets:
Cash and cash equivalents	$4,712	$2,557
Accounts receivable	58,358	28,804
Accounts receivable – affiliate	167,481	103,304
Other current assets	9,080	12,662
Net property, plant and equipment	5,608,358	2,804,059
Investment in unconsolidated entity	1,300,430	460,546
Goodwill	1,384,872	—
Intangible assets, net	586,500	—
Other assets	146,400	136,895
Liabilities:
Accounts payable	$134,026	$47,040
Due to related party	39,709	31,673
Capital contribution payable to MVP Joint Venture	463,733	105,734
Accrued interest	46,165	10,926
Accrued liabilities	16,401	16,871
Credit facility borrowings of EQM and RMP	22,000	180,000
EQM senior notes	3,455,296	987,352
Regulatory and other long-term liabilities	31,010	20,273

EQGP HOLDINGS, LP AND SUBSIDIARIES
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
CAUTIONARY STATEMENTS
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQGP and its subsidiaries, including EQM, including guidance regarding EQM's gathering, transmission and storage and water revenue and volume growth; the weighted average contract life of gathering, transmission and storage contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and water expansion projects); the cost, capacity, timing of regulatory approvals and anticipated in-service date of the MVP and MVP Southgate projects; the ultimate terms, partners and structure of the MVP Joint Venture; expansion projects in EQM's operating areas and in areas that would provide access to new markets; asset acquisitions, including EQM's ability to complete asset acquisitions; the expected growth of production volumes in EQM's areas of production; the impact and outcome of pending and future litigation; the timing of the proposed separation of EQT's production and midstream businesses (the Separation) and the parties' ability to complete the Separation; the amount and timing of distributions, including expected increases; the structure and timing of any simplification of the midstream structure to address the IDRs, if pursued and implemented; the amounts and timing of EQM's projected capital contributions and operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; the impact of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability and EQM's plan to increase its borrowing capacity up to $3 billion; the effects of government regulation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. EQGP has based these forward-looking statements on current expectations and assumptions about future events. While EQGP considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQGP's control. The risks and uncertainties that may affect the operations, performance and results of EQGP's and EQM's business and forward-looking statements include, but are not limited to, those set forth under Item 1A, "Risk Factors" in EQGP's Annual Report on Form 10-K for the year ended December 31, 2017, as updated by Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q.
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
EXECUTIVE OVERVIEW
For the three months ended September 30, 2018, net income attributable to EQM was $209.9 million compared to $142.9 million for the three months ended September 30, 2017. The increase resulted primarily from higher gathering and water revenues, which were driven mainly by the EQM-RMP Merger and the May 2018 Acquisition, which support production development in the Marcellus and Utica Shales, and higher equity income, partly offset by higher operating expenses and higher net interest expense.

For the nine months ended September 30, 2018, net income attributable to EQM was $704.1 million compared to $425.3 million for the nine months ended September 30, 2017. The increase primarily resulted from higher gathering, transmission and water revenues, which were driven mainly by the EQM-RMP Merger and the May 2018 Acquisition, which support production development in the Marcellus and Utica Shales, and higher equity income, partly offset by an increase in operating expenses and higher net interest expense.
EQM declared a cash distribution to its unitholders of $1.115 per unit on October 23, 2018, which was 2% higher than the second quarter 2018 distribution of $1.09 per unit and 14% higher than the third quarter 2017 distribution of $0.98 per unit.
EQGP declared a cash distribution to its unitholders of $0.315 per unit on October 23, 2018, which was 2% higher than the second quarter of 2018 distribution of $0.306 per unit and 38% higher than the third quarter 2017 distribution of $0.228 per unit.
Items Affecting the Comparability of EQGP's Financial Results to Those of EQM
The following table reconciles the differences between net income attributable to EQM as reported in EQM's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 and 2017 and net income attributable to EQGP for the same period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Net income attributable to EQM	$209,927	$142,938	$704,109	$425,273
Less:
Net income attributable to noncontrolling interests	109,896	75,463	352,009	231,299
Additional expenses, net	2,542	531	5,660	2,324
Net income attributable to EQGP	$97,489	$66,944	$346,440	$191,650
Noncontrolling Interests. The common units in EQM not held by EQGP are reflected as noncontrolling interests in the consolidated financial statements. The increases in net income attributable to EQM noncontrolling interests resulted from higher EQM net income for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, as well as additional noncontrolling interests outstanding as a result of the EQM common units issued for the May 2018 Acquisition and the EQM-RMP Merger, partly offset by higher IDRs.
Additional Expenses. As a result of being a publicly traded partnership, EQGP incurs selling, general and administrative expenses separate from and in addition to similar costs incurred by EQM. EQGP also incurs interest expense under its Working Capital Facility and earns interest income on cash on hand. Additional expenses, net increased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 primarily related to transaction costs associated with the IDR Transaction.
Business Segment Results
Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income and net interest expense are managed on a consolidated basis. EQGP has presented each segment's operating income and various operational measures in the following sections. Management believes that the presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. EQGP's three segments are the same as those of EQM as EQGP does not have any operating activities separate from those of EQM. EQGP has reconciled each segment's operating income to EQGP's consolidated operating income and net income in Note E to the consolidated financial statements.

GATHERING RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 (1)	2017	% Change	2018 (1)	2017	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$112,598	$104,772	7.5	$334,233	$300,901	11.1
Volumetric based fee revenues:
Usage fees under firm contracts (2)	8,661	7,873	10.0	30,725	19,173	60.3
Usage fees under interruptible contracts(3)	131,602	3,877	3,294.4	366,482	10,922	3,255.4
Total volumetric based fee revenues	140,263	11,750	1,093.7	397,207	30,095	1,219.8
Total operating revenues	252,861	116,522	117.0	731,440	330,996	121.0
Operating expenses:
Operating and maintenance	18,850	10,104	86.6	54,551	30,737	77.5
Selling, general and administrative	20,363	10,503	93.9	62,665	28,800	117.6
Depreciation	25,359	9,983	154.0	72,309	28,398	154.6
Amortization of intangible assets	10,387	—	100.0	31,160	—	100.0
Total operating expenses	74,959	30,590	145.0	220,685	87,935	151.0
Operating income	$177,902	$85,932	107.0	$510,755	$243,061	110.1

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	2,114	1,838	15.0	2,029	1,783	13.8
Volumetric based services (4)	4,437	370	1,099.2	4,291	292	1,369.5
Total gathered volumes	6,551	2,208	196.7	6,320	2,075	204.6

Capital expenditures	$194,477	$48,182	303.6	$515,072	$150,728	241.7

(1)
Includes the pre-acquisition results of the May 2018 Acquisition and the EQM-RMP Merger, which were effective on May 1, 2018 and July 23, 2018, respectively. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

(2)	Includes fees on volumes gathered in excess of firm contracted capacity.

(3)	Includes volumes from contracts under which EQM has agreed to hold capacity available without charging a capacity reservation fee.

(4)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Gathering revenues increased by $136.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily driven by the EQM-RMP Merger, the May 2018 Acquisition and affiliate and third party production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased primarily as a result of increased affiliate contracted gathering capacity and higher rates on various affiliate wellhead expansion projects in the current period. Usage fees under firm contracts increased due to increased third party volumes gathered in excess of firm contracted capacity. Usage fees under interruptible contracts increased as a result of the EQM-RMP Merger and the May 2018 Acquisition, which added revenues of $69.7 million and $58.4 million, respectively, for the three months ended September 30, 2018.
Operating expenses increased by $44.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Operating expenses increased $17.9 million and $24.5 million as a result of the EQM-RMP Merger and the May 2018 Acquisition, respectively. In addition, operating and maintenance expense increased due to higher repairs and maintenance expense consistent with the growth of the business. Selling, general and administrative also increased due to transaction costs of $2.2 million. Depreciation expense also increased as a result of additional assets placed in-service. Amortization of intangible assets relates to the customer contract intangible associated with the May 2018 Acquisition.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Gathering revenues increased by $400.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily driven by the EQM-RMP Merger, the May 2018 Acquisition and affiliate and third party production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased primarily as a result of increased affiliate and third party contracted gathering capacity and higher rates on various affiliate wellhead expansion projects in the current period. Usage fees under firm contracts increased due to increased third party and affiliate volumes gathered in excess of firm contracted capacity. Usage fees under interruptible contracts increased as a result of the EQM-RMP Merger and the May 2018 Acquisition, which added revenues of $193.5 million and $161.9 million, respectively, for the nine months ended September 30, 2018.
Operating expenses increased by $132.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Operating expenses increased $53.2 million and $72.8 million as a result of the EQM-RMP Merger and the May 2018 Acquisition, respectively. In addition, operating and maintenance expense increased due to higher repairs and maintenance expense consistent with the growth of the business. Selling, general and administrative also increased due to transaction costs of $7.5 million. Depreciation expense also increased as a result of additional assets placed in-service, including those associated with the Range Resources header pipeline project and various wellhead gathering expansion projects. Amortization of intangible assets relates to customer contract intangible associated with the May 2018 Acquisition.
TRANSMISSION RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$82,669	$84,438	(2.1)	$262,666	$256,224	2.5
Volumetric based fee revenues:
Usage fees under firm contracts (1)	5,331	3,427	55.6	13,981	9,787	42.9
Usage fees under interruptible contracts	1,350	1,906	(29.2)	8,782	6,173	42.3
Total volumetric based fee revenues	6,681	5,333	25.3	22,763	15,960	42.6
Total operating revenues	89,350	89,771	(0.5)	285,429	272,184	4.9
Operating expenses:
Operating and maintenance	10,721	9,485	13.0	27,082	23,984	12.9
Selling, general and administrative	7,581	8,255	(8.2)	22,335	23,170	(3.6)
Depreciation	12,357	12,261	0.8	37,228	35,793	4.0
Total operating expenses	30,659	30,001	2.2	86,645	82,947	4.5
Operating income	$58,691	$59,770	(1.8)	$198,784	$189,237	5.0

Equity income	$16,087	$6,025	167.0	$35,836	$15,413	132.5

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,927	2,517	16.3	2,857	2,288	24.9
Volumetric based services (2)	104	21	395.2	62	22	181.8
Total transmission pipeline throughput	3,031	2,538	19.4	2,919	2,310	26.4

Average contracted firm transmission reservation commitments (BBtu per day)	3,658	3,474	5.3	3,801	3,519	8.0

Capital expenditures	$37,626	$22,312	68.6	$84,517	$73,679	14.7

(1)	Includes fees on volumes transported in excess of firm contracted capacity as well as usage fees and fees on all volumes transported under firm contracts.

(2)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Transmission and storage revenues decreased by $0.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Firm reservation fee revenues decreased as a result of a third quarter 2017 FERC-approved retroactive negotiated rate adjustment of approximately $3.4 million for the period from October 1, 2016 through June 30, 2017 partially offset by increased affiliate firm capacity and higher contractual rates on existing contracts with third parties in the current period. Usage fees under firm contracts increased primarily due to higher affiliate and third party volumes and increased commodity charges on higher firm contracted volumes. The decrease in usage fees under interruptible contracts primarily relates to lower parking revenue, which does not have associated pipeline throughput.
Operating expenses increased by $0.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily as a result of higher operating and maintenance personnel costs partly offset by lower selling, general and administrative expenses resulting from lower allocations from EQT and professional fees.
The increase in equity income of $10.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Transmission and storage revenues increased by $13.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with third parties and affiliates in the current period and affiliates contracting for additional firm capacity. Usage fees under firm contracts increased primarily due to increased commodity charges. The increase in usage fees under interruptible contracts primarily relates to higher parking revenue, which does not have associated pipeline throughput.
Operating expenses increased by $3.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 consistent with the growth of the business.
Equity income increased $20.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the increase in the MVP Joint Venture's AFUDC on the MVP.
WATER RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(Thousands)
FINANCIAL DATA
Water services revenues	$22,373	$—	100.0	$93,438	$—	100.0

Operating expenses:
Operating and maintenance	18,521	—	100.0	36,901	—	100.0
Selling, general and administrative	1,094	—	100.0	3,490	—	100.0
Depreciation	5,851	—	100.0	17,420	—	100.0
Total operating expenses	25,466	—	100.0	57,811	—	100.0
Operating (loss) income	$(3,093)	$—	100.0	$35,627	$—	100.0

OPERATIONAL DATA
Water services volumes (MMgal)	449	—	100.0	1,740	—	100.0
Capital expenditures	$7,981	$—	100.0	$17,358	$—	100.0
This table sets forth selected financial and operational data for the water segment. EQT acquired the water assets that constitute EQM's water segment on November 13, 2017 as part of the Rice Merger.

The water segment provides fresh water for well completion operations in the Marcellus and Utica Shales and collects flowback and produced water for recycling or disposal. Substantially all of EQM's water services are provided to EQT 's Production business. EQM offers its water services on a volumetric basis, supported by an acreage dedication from EQT for certain drilling areas. The fee EQM charges per gallon of water is tiered and thus is lower on a per gallon basis once certain volumetric thresholds are met. During the three and nine months ended September 30, 2018, operating expenses were composed of customary expenses for a water business, including water procurement costs. The operating loss for the three months ended September 30, 2018 was due to timing of costs related to activities on drilling pads.
Other Income Statement Items
The increase in net interest expense of $31.6 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to increased interest of $33.7 million on the 2018 Senior Notes, partly offset by increased capitalized interest and AFUDC - debt. The increase in net interest expense of $50.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to increased interest of $35.9 million on the 2018 Senior Notes, $17.1 million on higher borrowings under the credit facilities as well as interest and deferred issuance costs on the EQM Term Loan, partly offset by higher capitalized interest and AFUDC - debt.
See "Investing Activities" and "EQM Capital Requirements" in the "Capital Resources and Liquidity" section below for a discussion of capital expenditures.
EQM's Non-GAAP Financial Measure
Adjusted EBITDA is a non-GAAP supplemental financial measure that management and external users of EQM's consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

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
EQM believes that adjusted EBITDA provides useful information to investors in assessing its financial condition and results of operations. Adjusted EBITDA should not be considered as an alternative to net income, operating income, or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool because it excludes some, but not all, items that affect net income. Additionally, because adjusted EBITDA may be defined differently by other companies in its industry, EQM's adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing the utility of the measure.

Reconciliation of EQM Non-GAAP Financial Measure
The following table presents a reconciliation of EQM's non-GAAP financial measure of adjusted EBITDA with the most directly comparable EQM GAAP financial measures of net income attributable to EQM as reported in EQM's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Net income attributable to EQM	$209,927	$142,938	$704,109	$425,273
Add:
Net interest expense	41,005	9,426	76,740	26,014
Depreciation	43,567	22,244	126,957	64,191
Amortization of intangible assets	10,387	—	31,160	—
Preferred Interest payments	2,746	2,746	8,238	8,238
Non-cash long-term compensation expense	636	—	1,275	225
Transaction costs (1)	2,161	—	7,511	—
Less:
Equity income	(16,087)	(6,025)	(35,836)	(15,413)
AFUDC – equity	(1,448)	(831)	(3,585)	(4,128)
Adjusted EBITDA attributable to the May 2018 Acquisition(2)	—	—	(60,507)	—
Adjusted EBITDA attributable to RMP prior to the merger(3)	(12,825)	—	(160,128)	—
Adjusted EBITDA	$280,069	$170,498	$695,934	$504,400

(1)	There were no transaction costs for the three and nine months ended September 30, 2017.

(2)
Adjusted EBITDA attributable to the May 2018 Acquisition for the period prior to May 1, 2018 was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by assets acquired in the May 2018 Acquisition prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM's unitholders. Adjusted EBITDA attributable to the May 2018 Acquisition for the nine months ended September 30, 2018 was calculated as net income of $41.0 million plus depreciation of $5.8 million and amortization of intangible assets of $13.8 million, less interest income of less than $0.1 million.

(3)
Adjusted EBITDA attributable to RMP for the period prior to July 23, 2018 was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by RMP prior to acquisition by EQM. Adjusted EBITDA attributable to RMP for the three and nine months ended September 30, 2018 was calculated as net income of $8.5 million and $123.2 million, respectively, plus net interest expense of $0.3 million and $4.6 million, respectively, depreciation of $3.4 million and $31.4 million, respectively, and non-cash compensation expense of $0.6 million and $0.9 million, respectively.

See "Executive Overview" above for a discussion of net income attributable to EQM, the GAAP financial measure most directly comparable to adjusted EBITDA. EQM's adjusted EBITDA increased by $109.6 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $191.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily as a result of the EQM-RMP Merger and the May 2018 Acquisition, which resulted in EBITDA subsequent to the transactions being reflected in adjusted EBITDA.
Outlook
EQGP’s principal business objective is to increase the quarterly cash distributions it pays to its unitholders over time through its ownership interests in EQM. EQM’s strategy is to focus on leveraging its existing and planned asset base to develop organic projects that will further expand and extend its asset footprint. Those organic projects will primarily involve gathering and transporting gas supply from the largest and growing North American basin, providing water and other midstream services to those same producers and increasing access to local and distant markets. EQM’s focus on organic projects, coupled with asset optimization efforts, disciplined capital spend and operating cost control will be complemented by EQM’s focus on strategically aligned acquisition and joint venture opportunities.
EQM’s assets, located in southwestern Pennsylvania, northern West Virginia and southeastern Ohio, are uniquely positioned across the Marcellus, Utica and Upper Devonian Shales. EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and other producers to execute its strategy:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., AltaGas Ltd. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of September 30, 2018. The 42-inch diameter MVP has a targeted capacity of 2.0 Bcf per day and is estimated to span 300 miles extending from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets. As currently designed, the MVP is estimated to cost a total of approximately $4.6 billion, excluding AFUDC, with EQM funding approximately $2.2 billion through capital contributions made to the joint venture, which includes approximately $65 million in excess of EQM's ownership interest. In 2018, EQM expects to provide capital contributions of $0.8 billion to $1.0 billion to the MVP Joint Venture. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms, including an initial 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers that have expressed interest in the MVP project. Although the current targeted capacity of the MVP is fully subscribed, additional shippers have expressed an interest in subscribing to the MVP if the MVP Joint Venture adds compression to the currently planned pipeline system, which would allow additional volumes to be transported without additional pipe in the ground, or extends the pipeline through projects such as the MVP Southgate project.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the project. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact our or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment return on the project" under Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, there are several pending challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. The MVP Joint Venture is working to respond to the court and agency decisions and restore all permits. The MVP is targeted to be placed in-service during the fourth quarter of 2019, subject to litigation and regulatory-related delay as further discussed under Item 1A, "Risk Factors."

In April 2018, the MVP Joint Venture announced a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. This MVP Southgate project is anchored by a firm capacity commitment from PSNC Energy. The preliminary project cost estimate is $350 million to $500 million, which is expected to be spent in 2019 and 2020. EQM has a 32.7% ownership interest in the project and will operate the pipeline. Subject to approval by the FERC, the MVP Southgate project has a targeted in-service date of the fourth quarter 2020.

•
Wellhead Gathering Expansion. EQM estimates capital expenditures of approximately $750 million during 2018 on gathering expansion projects, primarily driven by wellhead and header projects in Pennsylvania, West Virginia and Ohio. These gathering projects include approximately $225 million on expansion of the legacy RMP gathering system, approximately $235 million on expansion of the gathering systems acquired in the May 2018 Acquisition and approximately $150 million on commencing construction activities on the Hammerhead project. The Hammerhead project is a 1.2 Bcf per day gathering header pipeline connecting natural gas produced in Pennsylvania and West Virginia to the MVP primarily for EQT that is expected to cost a total of $555 million and be placed in service in the fourth quarter of 2019.

•
Transmission Expansion. In 2018, EQM estimates capital expenditures of approximately $100 million for other transmission expansion projects, primarily attributable to the Equitrans, L.P. Expansion project. The Equitrans, L.P. Expansion project is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system for deliveries to the MVP.

•	Water Projects. In 2018, EQM plans to invest approximately $25 million on water infrastructure projects.
See further discussion of capital expenditures in the "Capital Requirements" section below.
Separation of EQT’s Production and Midstream Businesses
On October 24, 2018, EQT announced that its board of directors approved the completion of the separation of EQT’s upstream and midstream businesses, creating a standalone publicly traded corporation, Equitrans Midstream Corporation (Equitrans Midstream), that will focus on midstream operations. Following the Separation, Equitrans Midstream will own the midstream interests held by EQT, including EQT’s interests in EQGP and EQM. Under the Separation plan, EQT will distribute 80.1% of the outstanding common stock of Equitrans Midstream to EQT’s shareholders of record as of the close of business on

November 1, 2018 (the Record Date). After considering that EQT will retain an additional 19.9% of Equitrans Midstream’s common stock, total Equitrans Midstream shares outstanding after the Distribution are expected to be approximately 255 million shares. EQT announced that it plans to dispose of all its retained Equitrans Midstream common stock, which may include dispositions through one or more subsequent exchanges for debt or a sale of its shares for cash. The Separation is expected to be completed on or around November 13, 2018.
The Separation will result in a change of control of the EQM General Partner and the EQGP General Partner, and Equitrans Midstream is expected to enter into new omnibus agreements with EQM and EQGP and a new secondment agreement with EQM in connection with the Separation. EQGP expects that, in connection with the pending Separation, Equitrans Midstream will establish a corporate allocation methodology for capital expenditures and operating expenses related to EQGP and EQM, including non-recurring Separation-related costs and expenses, some of which may be allocated to EQGP and EQM. Equitrans Midstream has disclosed that it is expected to record approximately $65 to $75 million of non-recurring Separation-related expenses, a portion of which will be paid prior to the Separation. The Separation-related expenses consist of approximately $35 to $45 million of expense and $30 million in capital expenditures to relocate and/or augment and create Equitrans Midstream’s, EQGP’s and EQM’s information technology systems in connection with the Separation.
EQT has also announced that it expects the Equitrans Midstream board of directors will evaluate the possible simplification of the midstream structure by addressing the IDRs, although the ultimate decision of whether to propose any such changes will be made by the Equitrans Midstream board of directors following the Separation.
EQT announced that it is transitioning from a business strategy focused on volume growth to one focused on capital efficiency and free cash flow generation. In preparation for the Separation, EQT has been evaluating the long-term pace of development of its Upstream Business in order to achieve the optimal balance between free cash flow generation and volume growth. Based on this evaluation, EQT announced that it is currently targeting mid-single digit annual production growth over the next five years.
Capital Resources and Liquidity
EQGP expects that its primary future capital requirements separate from those of EQM will be to provide funds for distributions.
EQM's principal liquidity requirements are to finance its operations, fund capital expenditures, potential acquisitions and capital contributions to the MVP Joint Venture, make cash distributions and satisfy any indebtedness obligations. EQM's ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. EQM's available sources of liquidity include cash generated from operations, borrowing under EQM's credit facilities, cash on hand, debt offerings and issuance of additional EQM partnership units. EQM is not forecasting any public equity issuance for the foreseeable future.
Operating Activities
Net cash flows provided by operating activities was $863.0 million for the nine months ended September 30, 2018 compared to $479.6 million for the nine months ended September 30, 2017. The increase was primarily driven by higher operating income for which contributing factors are discussed in the "Executive Overview" and "Business Segment Results of Operations" sections herein, partly offset by higher interest payments.
Investing Activities
Net cash flows used in investing activities was $2.3 billion for the nine months ended September 30, 2018 compared to $324.9 million for the nine months ended September 30, 2017. The increase was primarily attributable to the net assets acquired from EQT in the May 2018 Acquisition, increased capital expenditures as further described in "EQM Capital Requirements" and increased capital contributions to the MVP Joint Venture consistent with the start of construction on the MVP.
Financing Activities
Net cash provided by financing activities was $1.3 billion for the nine months ended September 30, 2018 compared to net cash used in financing activities of $208.2 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the primary source of financing cash flows was net proceeds from EQM's 2018 Senior Notes offering, while the primary uses of financing cash flows were distributions paid to unitholders, net repayments on credit facilities and the Gulfport Transaction. For the nine months ended September 30, 2017, the primary use of financing cash flows was distributions paid to unitholders and the primary source of financing cash flows was net borrowings on EQM's credit facilities.

EQM Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Expansion capital expenditures (1)	$226,078	$60,679	$587,783	$207,548
Ongoing maintenance	14,006	9,815	29,164	16,859
Total capital expenditures (2)	$240,084	$70,494	$616,947	$224,407

(1)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture of $263.2 million and $43.5 million for the three months ended September 30, 2018 and 2017, respectively, and $446.0 million and $103.4 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures in the statements of consolidated cash flows until they are paid in a subsequent period. See Note E to the consolidated financial statements.

Expansion capital expenditures increased by $165.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $380.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily as a result of capital expenditures on assets acquired in the EQM-RMP Merger and the May 2018 Acquisition as well as increased spending on the Hammerhead project, the Equitrans, L.P. Expansion project and various wellhead gathering expansion projects, partly offset by decreased spending on the Range Resources header pipeline project. The final phase of the Range Resources header pipeline project was placed in-service during the second quarter of 2017.
Ongoing maintenance increased by $4.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $12.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily as a result of higher assets in service and timing of ongoing maintenance projects.
In 2018, capital contributions to the MVP Joint Venture are expected to be $0.8 billion to $1.0 billion, expansion capital expenditures are expected to be approximately $875 million and ongoing maintenance capital expenditures are expected to be approximately $45 million, net of reimbursements. EQM's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of construction for the MVP. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM may fund future capital expenditures primarily through cash generated from operations, availability under its credit facilities, debt offerings and issuance of additional EQM partnership units. EQM is not forecasting any public equity issuance for the foreseeable future. EQM does not forecast capital expenditures associated with potential projects not committed as of the filing of this Quarterly Report on Form 10-Q.
Credit Facility Borrowings
See Note H to the consolidated financial statements for discussion of the credit facilities. EQGP expects to replace its Working Capital Agreement with EQT with a new $20 million working capital facility with Equitrans Midstream.
EQM Security Ratings
The table below sets forth the credit ratings for debt instruments of EQM at September 30, 2018.

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
Commitments and Contingencies
As of September 30, 2018, no legal or regulatory claims and proceedings were pending or, to EQGP's knowledge, threatened against EQGP.
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when actually incurred. EQM has established reserves it believes to be appropriate for pending matters and after consultation with counsel and giving appropriate consideration to available insurance, EQM believes that the ultimate outcome of any matter currently pending against it will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions to EQM unitholders, including EQGP.
See also "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact our or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment return on the project" under Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for a discussion of the litigation and regulatory proceedings related to the MVP project.
Off-Balance Sheet Arrangements
See Note G to the consolidated financial statements for discussion of the MVP Joint Venture guarantee. Following the completion of the Separation, EQM expects the MVP Joint Venture guarantee will be approximately $345 million based on MVP Holdco's share of the estimated remaining MVP construction budget and terms of the agreement.
Critical Accounting Policies
EQGP's critical accounting policies are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in EQGP's Annual Report on Form 10-K for the year ended December 31, 2017 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the SEC on July 26, 2018. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQGP's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended September 30, 2018. The application of EQGP's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
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

Credit Risk
EQGP is exposed to credit risk through EQM. Credit risk is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM's FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of EQM's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. For the nine months ended September 30, 2018, approximately 80% of revenues were from investment grade counterparties. EQM is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans, L.P., EQM's wholly owned FERC-regulated subsidiary, by EQT Energy, LLC, one of Equitrans, L.P.'s largest customers and a wholly owned subsidiary of EQT. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At September 30, 2018, EQT's public senior debt had an investment grade credit rating.
Commodity Prices
EQM's business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM's pipeline and storage assets, or lower drilling activity, which would decrease demand for EQM's water services. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM's current areas of operation are strategically more attractive to them. EQT, or third party customers on EQM's systems, may reduce capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting and retaining unaffiliated third party customers, which accounted for 20% of gathering revenues, 45% of transmission and storage revenues and 7% of water service revenues for the nine months ended September 30, 2018, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water service business will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM and has entered into long-term firm transmission and gathering contracts on certain EQM systems, EQT may determine in the future that drilling in EQM's areas of operations does not provide an adequate return or that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to EQM.
For the year ended December 31, 2017, approximately 84% of EQM’s total revenues were derived from firm reservation fees. On a pro forma basis following the closing of the EQM-RMP Merger, approximately 60% of EQM’s total revenues would have been derived from firm reservation fees for the year ended December 31, 2017. This decrease is primarily driven by the fact that RMP’s gathering systems have not been supported by contracts with firm capacity reservation components. Rather, all of RMP’s gathering and compression revenues were generated under long-term contracts which provide for a fixed price per unit for volumes of natural gas actually gathered. As a result, following the EQM-RMP Merger, EQM has greater exposure to short and medium-term declines in volumes of gas produced and gathered on its systems than it has historically. With respect to its firm contracts, EQM believes that short and medium-term declines in volumes of gas produced, gathered, transported or stored on its systems will have a limited financial impact on EQM because the firm reservation fees associated with these contracts are paid regardless of volumes supplied to the system by customers. Longer term price declines could have an impact on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts, which could impact EQM's results of operations, liquidity, financial position or ability to pay distributions to its unitholders. Additionally, long-term declines in gas production in EQM's areas of operations would limit EQM's growth potential.
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
Changes in Internal Control over Financial Reporting
Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the May 2018 Acquisition, which were initially acquired by EQT from Rice on November 13, 2017. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. EQGP is in the process of integrating its internal controls over financial reporting with those of the entities acquired in the May 2018 Acquisition. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in EQGP's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, EQGP's internal control over financial reporting.
PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
As of September 30, 2018, EQGP was not party to any legal proceedings.
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when actually incurred. EQM has established reserves it believes to be appropriate for pending matters and after consultation with counsel and giving appropriate consideration to available insurance, EQM believes that the ultimate outcome of any matter currently pending against it will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions to EQM unitholders, including EQGP.
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP project that must be resolved before the project can be completed, including the following:

•
In February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit Court of Appeals challenging the use of U.S. Army Corps of Engineers Nationwide Permit 12 in West Virginia for the MVP project. In May 2018, the Army Corps suspended its Nationwide Permit 12 verifications for four river crossings in West Virginia. Plaintiffs then sought a preliminary injunction staying the Army Corps' approval to proceed under Nationwide Permit 12 for all stream crossings in West Virginia, arguing that the project could not meet one of the express conditions of Nationwide Permit 12 in West Virginia limiting the duration of stream crossings. In June 2018, the Fourth Circuit granted the motion and stayed the Army Corps' verification that Nationwide Permit 12 could be used to authorize stream crossings in West Virginia. Accordingly, the MVP Joint Venture temporarily stopped construction of the portions of the MVP project affected by this ruling. The Army Corps reinstated its verifications for four of the West Virginia stream crossings in July 2018, and then moved for the Fourth Circuit to lift the stay. The court granted the Army Corps' motion, on August 28, 2018, and lifted its stay. Following the court's ruling, MVP has resumed construction of the portions of the MVP affected by the stay. On October 2, 2018, the Fourth Circuit issued a preliminary order vacating the Army Corps’ Nationwide Permit 12 authorizations in West Virginia. As a result of the preliminary order, MVP cannot perform construction activities in waters and wetlands along the 160 mile route that is covered by the Huntington District. In August, the West Virginia Department of Environmental Protection (WVDEP) initiated a regulatory process to revise West Virginia’s Clean Water Act Section 401 Certification of the Army Corps Nationwide Permit. Upon receipt of West Virginia’s final revised 401 Certification of the Nationwide Permit, MVP anticipates that the Corps will initiate its regulatory process to republish the Nationwide Permit for West Virginia that will incorporate West Virginia’s revised 401 Certification. Once the Nationwide Permit is reissued, MVP will reapply for the Nationwide Permit 12 verification. MVP expects to receive the revised Nationwide Permit by the end of March 2019. However, MVP cannot guarantee that the agencies will act in a timely manner or that the action will not be challenged.

•
In June 2018, following the Fourth Circuit's West Virginia decision, the Sierra Club filed a petition in the Fourth Circuit seeking review and a stay of the Army Corps' decision to grant authorization under Nationwide Permit 12 for stream crossings in Virginia. The court denied the Sierra Club's request for a stay on August 28, 2018. On October 5, 2018, the Army Corps’ Norfolk District suspended its authorizations under Nationwide Permit 12 for stream and waterbody crossings in Virginia pending the resolution of the Fourth Circuit matter regarding Nationwide Permit 12 authorizations in the Army Corps’ Huntington District.

•
On October 19, 2018, in response to the Nationwide Permit 12 verification suspensions in the Army Corps’ Huntington and Norfolk Districts, the Army Corps’ Pittsburgh District suspended its authorizations under Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia.

•
In a different Fourth Circuit lawsuit filed in December 2017, the Sierra Club challenged a Bureau of Land Management (the BLM) decision to grant a right-of-way and a U.S. Forest Service (the USFS) decision to amend its management plan, both affecting the MVP's 3.6-mile segment in the Jefferson National Forest in Virginia. On July 27, 2018, the court vacated the BLM and USFS decisions, finding fault with USFS' analysis of erosion and sedimentation effects and BLM's analysis of the practicality of alternate routes. On August 3, 2018, citing the court's vacatur and remand, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop on work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project. The MVP Joint Venture has resumed construction of the affected portions of the pipeline.

•
On October 10, 2018, the Fourth Circuit granted MVP’s petition for rehearing clarifying that the July 27, 2018 order did not vacate the portion of the BLM’s Record of Decision authorizing a right-of-way and temporary use permit for MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County West Virginia. On October 15, 2018, MVP filed with the FERC a request to modify the August 3, 2018 stop work order to allow MVP to complete bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. This request is currently pending.

•
Multiple parties have sought judicial review of the FERC's order issuing certificates of convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. There are multiple consolidated petitions before the Court of Appeals for the District of Columbia Circuit seeking direct review of the FERC order under the Natural Gas Act. Those petitioners have requested a stay of the FERC's order pending the resolution of the petitions, which the FERC and the MVP Joint Venture have opposed. The Court of Appeals denied the request for a stay on August 30, 2018. Briefing on the merits of the petitions for review is scheduled to be completed by December 2018. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds. The district court plaintiffs seek declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of jurisdiction. The court dismissed this complaint on September 28, 2018.

•
Several landowners have filed challenges in various U.S. District Courts to the condemnation proceedings by which the MVP Joint Venture obtained access to their property. In each case, the district court found that the MVP Joint Venture was entitled to immediate possession of the easements, and the landowners appealed to the Fourth Circuit. The Fourth Circuit has consolidated these cases and held oral argument in September 2018. The court has not yet issued a decision. If one or more of these challenges is successful, it could prevent the MVP Joint Venture from constructing all or a portion of the pipeline or require the MVP Joint Venture to seek an alternate route for the pipeline or a portion thereof, which could require additional regulatory proceedings before the FERC and other interested federal and state agencies, the outcome of which we cannot predict. A successful challenge could also increase the cost of obtaining necessary rights of way to construct and operate the pipeline.

•
In November 2017, in the wake of Fayette County, West Virginia's denial of the MVP Joint Venture's rezoning request to permit construction of a compressor station, the MVP Joint Venture brought suit in the U.S. District Court for the Southern District of West Virginia seeking a judgment declaring that the County's denial was preempted by federal law and a permanent injunction preventing the county from enforcing the zoning constraint with respect to the MVP project. The MVP Joint Venture filed a motion for summary judgment in February 2018. The court granted MVP's motion for summary judgment and dismissed the complaint on August 29, 2018. The county has the right to appeal the district court's decision.

•
In August 2017, the Greenbrier River Watershed Association appealed the MVP project's Natural Stream Preservation Act Permit obtained from the West Virginia Environmental Quality Board (the WVEQB) for the Greenbrier River crossing. Petitioners alleged that the issuance of the permit failed to comply with West Virginia's Water Quality Standards for turbidity and sedimentation. WVEQB dismissed the appeal in June 2018. In July 2018, the Greenbrier River Watershed Association appealed the decision to the Circuit Court of Summers County, asking the court to remand the permit with instructions to impose state-designated construction windows and pre- and post-construction monitoring requirements as well as a reversal of the WVEQB's decision that the permit was lawful. On September 18, the Circuit Court granted a stay pending appeal. A hearing on the merits is scheduled for October 23, 2018, and the court has requested expedited briefing. In the event of an adverse decision, the MVP Joint Venture would work with the West Virginia Department of Environmental Protection to resolve the issues identified by the court.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in EQGP's Annual Report on Form 10-K for the year ended December 31, 2017 other than the risks described below.
Failure to successfully combine the businesses of EQM and RMP in the expected time frame may adversely affect the future results of the combined organization and EQM's ability to achieve the intended benefits of the EQM-RMP Merger and the May 2018 Acquisition.
The success of the EQM-RMP Merger will depend, in part, on the ability of EQM to realize the anticipated benefits from combining the businesses of EQM and RMP. To realize these anticipated benefits, the businesses must be successfully combined. If the combined organization is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the EQM-RMP Merger may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the EQM-RMP Merger. There can be no assurance that the EQM-RMP Merger or the May 2018 Acquisition will deliver the strategic, financial and operational benefits anticipated by us. EQM's business may be negatively impacted if it is unable to effectively manage its expanded operations.
The proposed separation of EQT's production and midstream businesses into two independent publicly-traded companies may result in disruptions to, and negatively impact EQM's relationships with, EQM's customers and other business partners, and we and/or EQM may incur significant non-recurring and ongoing costs following the Separation related to the change in control of our and EQM's general partners.
On October 24, 2018, EQT announced that its board of directors approved the completion of the separation of EQT’s upstream and midstream businesses, creating a standalone publicly traded corporation, Equitrans Midstream Corporation (Equitrans Midstream), that will focus on midstream operations. Following the Separation, Equitrans Midstream will own the midstream interests held by EQT, including EQT’s interests in us and EQM.  Uncertainty related to the Separation may lead customers and other parties with which EQM currently does business, or may do business in the future, to terminate or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than EQM. In addition, following the Separation, it is possible that our and EQM’s relationships with Equitrans Midstream as our sponsor may be different from the current relationship that we have with EQT as our sponsor as a result of a number of potential differences between Equitrans Midstream and EQT, including a more narrow operational and business focus, different assets and liability structure at the sponsor level, different allocations of employee resources and different corporate allocation methodologies for capital expenditures and operating expenses.  These disruptions and changes could have a material and adverse effect on our and EQM's business, financial condition, results of operations and prospects.
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
In July 2017, EQM amended and restated its credit facility to increase the borrowing capacity under the facility from $750 million to $1 billion and extend the maturity date to July 2022. In addition, EQM expects to increase its borrowing capacity under the revolver to up to $3 billion in the fourth quarter of 2018. EQM's $1 billion credit facility contains a covenant requiring EQM to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). EQM's ability to meet these covenants can be affected by events beyond its control and EQM cannot assure its unitholders that it will meet these covenants. In addition, EQM's $1 billion credit facility contains events of default customary for such facilities, including the occurrence of a change of control (which will occur, among other things, if EQT or certain permitted transferees fail to control the EQM General Partner, EQM fails to own 100% of Equitrans, L.P., or the EQM General Partner fails to be EQM's general partner). Furthermore, in June 2018, EQM issued senior unsecured notes in an aggregate principal amount of $2.5 billion across three new series, consisting of $1.1 billion in aggregate principal amount of its 4.75% senior notes due 2023, $850 million in aggregate principal amount of its 5.5% senior notes due 2028, and $550 million in aggregate principal amount of its 6.5% senior notes due 2048.
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
The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact our or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment return on the project.
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
In addition, any significant delays in the regulatory approval process for the MVP Project could increase costs and negatively impact the scheduled in-service date of fourth quarter 2019, which in turn could adversely affect the ability for MVP and its owners, including EQM, to achieve the expected investment return. For example, in February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit Court of Appeals challenging the use of U.S. Army Corps of Engineers Nationwide Permit 12 in West Virginia for the MVP project. The MVP project is subject to several challenges that must be resolved before the MVP project can be completed, as described in more detail under "Business-Legal Proceedings."
Although the MVP Joint Venture is actively defending the relevant agency actions and judicial challenges to the project, and is in active dialogue with all of the affected agencies to resolve these issues and restore the affected permits, there is no guarantee as to how long the agency proceedings and judicial challenges will take to resolve, or whether the MVP Joint Venture will ultimately succeed in restoring the permits in their present form or within the MVP Joint Venture's targeted time frame for placing the project in service. This and other similar litigation could adversely affect EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
EQM's natural gas gathering, transmission and storage services are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make distributions.
EQM's interstate natural gas transmission and storage operations are regulated by the FERC under the Natural Gas Act (NGA), the Natural Gas Policy Act (NGPA) and the Energy Policy Act of 2005. Certain portions of EQM's gathering operations are also rate-regulated by the FERC in connection with its interstate transmission operations. EQM's FERC-regulated systems operate under tariffs approved by the FERC that establish rates, cost recovery mechanisms and terms and conditions of service to its customers. Generally, the FERC's authority extends to:

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
Negative public perception regarding EQM, the MVP and/or the midstream industry could have an adverse effect on EQM's operations.
Negative public perception regarding EQM, the MVP and/or the midstream industry resulting from, among other things, oil spills, the explosion of natural gas transmission and gathering lines and concerns raised by advocacy groups about hydraulic fracturing and pipeline projects, has led to, and may in the future lead to, increased regulatory scrutiny, which may, in turn, lead to new local, state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, penalties under construction contracts, additional regulatory burdens and increased risk of litigation. As discussed under-"The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or its ability to achieve the expected investment return on the project," there are several pending challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits EQM and the MVP Joint Venture need to conduct their operations to be withheld, delayed or burdened by requirements that restrict their ability to profitably conduct business.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
3.1	Certificate of Amendment to Certificate of Limited Partnership of EQT GP Holdings, LP, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.1 to EQGP Holdings, LP’s Form 8-K (#001-37380) filed on October 15, 2018.
3.2	Certificate of Amendment of Certificate of Formation of EQT GP Services, LLC, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.2 to EQGP Holdings, LP’s Form 8-K (#001-37380) filed on October 15, 2018.
3.3	Certificate of Amendment to Certificate of Limited Partnership of EQT Midstream Partners, LP, dated as of October 12, 2018.	Incorporated by reference herein to Exhibit 3.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on October 15, 2018.
3.4	Certificate of Amendment to Certificate of Formation of EQT Midstream Services, LLC, dated as of October 12, 2018.	Incorporated by reference herein to Exhibit 3.2 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on October 15, 2018.
3.5	Second Amended and Restated Agreement of Limited Partnership of EQGP Holdings, LP, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.3 to EQGP Holdings, LP’s Form 8-K (#001-37380) filed on October 15, 2018.
3.6	Second Amended and Restated Limited Liability Company Agreement of EQGP Services, LLC, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.4 to EQGP Holdings, LP’s Form 8-K (#001-37380) filed on October 15, 2018.
3.7	Second Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of October 12, 2018.	Incorporated by reference herein to Exhibit 3.3 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on October 15, 2018.
3.8	Fourth Amended and Restated Limited Liability Company Agreement of EQM Midstream Services, LLC, dated as of October 12, 2018.	Incorporated by reference herein to Exhibit 3.4 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on October 15, 2018.
10.1	Gas Gathering and Compression Agreement, dated as of December 22, 2014, by and among Rice Drilling B LLC, Rice Midstream Partners LP and Alpha Shale Resources LP.	Incorporated herein by reference to Exhibit 10.3 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on December 22, 2014.
10.2
First Amendment to Gas Gathering and Compression Agreement, effective as of October 19, 2016, by and among Rice Drilling B LLC, Alpha Shale Resources LP and Rice Midstream Partners LP. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Filed herewith as Exhibit 10.2.
10.3
Sixth Amended and Restated Cracker Jack Gas Gathering Agreement, dated as of February 28, 2017, by and among Rice Poseidon Midstream LLC, EQT Energy, LLC and EQT Production Company. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Filed herewith as Exhibit 10.3.

10.4	Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling D LLC and Rice Water Services (PA) LLC.	Incorporated herein by reference to Exhibit 10.2 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on November 5, 2015.
10.5	Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling B LLC and Rice Water Services (OH) LLC.	Incorporated herein by reference to Exhibit 10.3 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on November 5, 2015.
10.6	Letter Agreement, dated as of August 9, 2018, by and between EQT Corporation and Thomas F. Karam.	Filed herewith as Exhibit 10.6.
10.7	Confidentiality, Non-Solicitation And Non-Competition Agreement, dated as of August 9, 2018, by and between EQT Corporation and Thomas F. Karam.	Filed herewith as Exhibit 10.7.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQGP Holdings, LP
(Registrant)

By:	EQGP Services, LLC, its General Partner

By:	/s/ Robert J. McNally
Robert J. McNally
Senior Vice President and Chief Financial Officer

Date:  October 25, 2018